Form 10-Q
period 2024-03-31
Kyverna Therapeutics, Inc.
filed 2024-05-14
CIK 1994702

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-41947

Kyverna Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1365411
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5980 Horton St., STE 550 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 925-2492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	KYTX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2024, the registrant had 43,115,244 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Kyverna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$224,287	$34,647
Available-for-sale marketable securities	145,507	22,896
Prepaid expenses and other current assets	5,694	3,121
Total current assets	375,488	60,664
Restricted cash	570	565
Property and equipment, net	2,714	2,326
Operating lease right-of-use assets	8,486	6,494
Finance lease right-of-use assets	1,552	1,790
Other non-current assets	1,174	3,356
Total assets	$389,984	$75,195
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$7,451	$4,358
Accrued compensation	1,363	2,812
Accrued license expense – related party	6,250	6,250
Other accrued expenses and current liabilities	3,083	3,519
Operating lease liabilities, short-term portion	2,739	1,964
Finance lease liabilities, short-term portion	979	956
Total current liabilities	21,865	19,859
Operating lease liabilities, net of short-term portion	6,461	5,238
Finance lease liabilities, net of short-term portion	667	921
Total liabilities	28,993	26,018
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, no par value; no shares authorized, issued and outstanding as of March 31, 2024; $0.00001 par value, 114,556,997 shares authorized as of December 31, 2023; 114,556,997 shares issued and outstanding as of December 31, 2023; liquidation preference of $181,250 as of December 31, 2023	—	180,574
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding as of March 31, 2024; no shares authorized, issued, and outstanding as of December 31, 2023	—	—
Common stock, $0.00001 par value; 490,000,000 and 140,492,016 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 43,115,244 and 1,250,103 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	523,728	4,642
Accumulated other comprehensive income (loss)	(1)	4
Accumulated deficit	(162,736)	(136,043)
Total stockholders’ equity (deficit)	360,991	(131,397)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$389,984	$75,195

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$22,476	$8,711
General and administrative	6,882	2,734
Total operating expenses	29,358	11,445
Loss from operations	(29,358)	(11,445)
Interest income	2,735	349
Interest expense	(44)	(44)
Other expense, net	(26)	(3)
Total other income, net	2,665	302
Net loss	(26,693)	(11,143)
Other comprehensive gain (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net	(5)	18
Total other comprehensive gain (loss)	(5)	18
Net loss and other comprehensive loss	$(26,698)	$(11,125)
Net loss per share attributable to common stockholders, basic and diluted	$(1.12)	$(12.10)
Weighted-average shares of common stock outstanding, basic and diluted	23,754,062	921,260

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2023	114,556,997	$180,574	1,250,103	$—	$4,642	$(136,043)	$4	$(131,397)
Issuance of common stock upon initial public offering, net of underwriting commissions and issuance costs of $30,686	—	—	16,675,000	—	336,164	—	—	336,164
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(114,556,997)	(180,574)	25,171,265	—	180,574	—	—	180,574
Common shares issued upon exercise of options	—	—	18,876	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	2,278	—	—	2,278
Vesting of early exercised options and restricted stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(26,693)	—	(26,693)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	—	$—	43,115,244	$—	$523,728	$(162,736)	$(1)	$360,991

Balance as of December 31, 2022	82,504,003	$120,674	1,007,537	$—	$1,706	$(75,677)	$(26)	$(73,997)
Common shares issued upon exercise of options	—	—	9,412	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	468	—	—	468
Vesting of early exercised options and restricted stock	—	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	(11,143)	—	(11,143)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	18	18
Balance as of March 31, 2023	82,504,003	$120,674	1,016,949	$—	$2,216	$(86,820)	$(8)	$(84,612)

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,693)	$(11,143)
Adjustments to reconcile net loss to net cash used by operations:
Stock-based compensation	2,278	468
Accretion of discounts on available-for-sale marketable securities	(280)	(78)
Depreciation and amortization expense	482	394
Non-cash lease expense	526	384
Changes in assets and liabilities:
Prepaid expense and other current assets	(2,573)	(161)
Other non-current assets	(293)	(435)
Accounts payable	3,068	105
Accrued compensation	(1,449)	(777)
Other accrued expenses and current liabilities	(71)	126
Operating lease liability	(520)	(341)
Net cash used in operating activities	(25,525)	(11,458)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(145,336)	—
Proceeds from maturities of available-for-sale marketable securities	23,000	13,683
Purchases of property and equipment	(543)	(28)
Net cash provided by (used in) investing activities	(122,879)	13,655

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting commissions	341,171	—
Proceeds from exercise of common stock options	64	24
Principal paid on finance lease liabilities	(231)	(168)
Payments for offering costs	(2,955)	—
Net cash provided by (used in) financing activities	338,049	(144)
Net increase in cash and cash equivalents and restricted cash	189,645	2,053
Cash, cash equivalents and restricted cash, at beginning of period	35,212	38,289
Cash, cash equivalents and restricted cash, at end of period	$224,857	$40,342

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	224,287	39,786
Restricted cash	570	556
Cash, cash equivalents and restricted cash at end of period	$224,857	$40,342

Supplemental disclosure for non-cash investing and financing activities
Conversion of 114,556,997 shares of redeemable convertible preferred stock to common stock upon the closing of initial public offering	$180,574	$—
Unpaid deferred offering costs included in accounts payable and other accrued expenses and current liabilities	$406	$—
Purchases of property and equipment in accounts payable	$89	$—
Vesting of restricted stock	$6	$18
Right-of-use asset obtained in exchange for operating and finance lease liability	$2,518	$357
Supplemental disclosure of cash flow information
Cash paid for interest	$44	$44

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

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

Initial Public Offering

On February 7, 2024, the Company’s Registration Statement on Form S-1 for its initial public offering (the “IPO”) was declared effective, and on February 12, 2024, the Company closed the IPO and issued 16,675,000 shares of common stock at a price to the public of $22.00 per share, including 2,175,000 shares issued upon the exercise of underwriters’ option to purchase additional shares of common stock. The Company received gross proceeds of $366.9 million. Net proceeds were $336.2 million, after deducting underwriting commissions and other offering costs totaling $30.7 million. On February 8, 2024, the Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “KYTX”. Immediately prior to the IPO closing, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock on a 1-for-4.5511 basis.

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

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of March 31, 2024, the Company has an accumulated deficit of $162.7 million. The Company had net losses of $26.7 million and $11.1 million for the three months ended March 31, 2024 and 2023, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sale of shares of its common stock in the IPO. As of March 31, 2024, the Company had cash and cash equivalents and available-for-sale marketable securities of $369.8 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities, including preclinical studies and clinical trials. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the annual financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2024, except as noted below.

In the opinion of our management, the information in these condensed financial statements reflects all adjustments, all of which are of a normal and recurring nature necessary for a fair statement of the financial position and results of operations for the reported interim periods. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development accrued expenses, valuation of its common stock prior to the IPO, stock-based compensation, valuation of deferred tax assets and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount reported as revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

Significant Accounting Policies

There have been no material changes to the accounting policies discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 26, 2024.

Recent Accounting Pronouncements

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU aligns the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

The Company’s fair value hierarchy for its cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis as of March 31, 2024, was as follows (in thousands):

	Fair Value Measurements
As of March 31, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$52,548	$52,548	$—	$—
U.S. Treasury bills	119,196	—	119,196	—
Corporate debt obligations	25,047	—	25,047	—
Federal agency obligations	10,001	—	10,001	—
Available-for-sale marketable securities
U.S. Treasury notes	29,748	—	29,748	—
U.S. Treasury bills	115,759	—	115,759	—
Total fair value of assets	$352,299	$52,548	$299,751	$—

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

4. Available-for-Sale Marketable Securities

As of March 31, 2024, the Company’s available-for-sale marketable securities consisted entirely of debt securities issued by the U.S. Treasury with contractual maturities on various dates through November 2024.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of March 31, 2024 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2024:	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$29,746	$2	$—	$29,748
U.S. Treasury bills	115,767	1	(9)	115,759
Total available-for-sale marketable securities	$145,513	$3	$(9)	$145,507

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of December 31, 2023 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2023:	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$22,892	$4	$—	$22,896
Total available-for-sale marketable securities	$22,892	$4	$—	$22,896

As of March 31, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment losses on its investments.

As of each of March 31, 2024 and December 31, 2023, accrued interest receivable was $0.4 million and zero, respectively, and included in the fair value of available-for-sale marketable securities and cash equivalents. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. During the three months ended March 31, 2024 and 2023, the Company did not write off any accrued interest receivables.

5. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$3,708	$3,409
Computer equipment and software	138	138
Furniture and fixtures	916	622
Leasehold improvements	684	645
Property and equipment, gross	5,446	4,814
Less accumulated depreciation	(2,732)	(2,488)
	$2,714	$2,326

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

6. Significant Agreements

Patent License Agreements with the National Institutes of Health

In May 2021, the Company entered into two patent license agreements (the “NIH Agreements”) with the National Institutes of Health (the “NIH”), pursuant to which the Company obtained exclusive, worldwide licenses to certain patents to use an anti-CD19

CAR in the Company’s autologous and allogeneic CAR T-cell products for the treatment of patients with autoimmune disease. The Company paid $3.3 million for acquired licenses.

Under the NIH Agreements, commencing in January 2023 and subsequently on January 1 of each calendar year thereafter, the Company is also required to make minimum annual royalty payments of $0.2 million, which shall be credited against any earned royalties due based on a low single-digit percentage of net sales made in a respective year. In addition, benchmark royalties following the completion of certain regulatory-and clinical-related benchmarks are due to the NIH, with the minimum cumulative royalty due for a product reaching FDA approval or foreign-equivalent approval totaling $5.7 million for the autologous patent license agreement and $1.7 million for the allogeneic patent license agreement. Additional benchmark royalties would be payable for a subsequent indication under each NIH Agreement. If the Company enters into a sublicensing agreement, it will be required to pay the NIH a sublicense royalty payment as a percentage of the fair market value of any consideration received for each sublicense granted. The sublicensing percentage starts at a high teens to low twenties percentage if clinical trials for the product have not yet begun and decreases to a mid-single-digit percentage if the product has received FDA approval or foreign-equivalent approval.

Unless terminated sooner, the NIH Agreements remain in effect until the last licensed patent right granted pursuant to the respective agreement expires.

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. No benchmark royalties were probable or payable as of March 31, 2024 and December 31, 2023.

Intellia License and Collaboration Agreement

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

As consideration for the licenses granted to the Company pursuant to the Intellia Agreement, the Company issued to Intellia shares of its Series B Preferred Stock with the fair value of $7.0 million. The Company is also obligated to make aggregate milestone payments to Intellia of up to $64.5 million upon the achievement of specified development and regulatory milestones and is obligated to pay to Intellia low to mid-single-digit royalties as a percentage of annual worldwide sales, subject to certain adjustments, and additional potential royalties and milestones to Intellia’s licensors. The royalties are payable on a country-by-country basis, commencing upon the first commercial sale of the CRISPR Product in the applicable country and expiring upon the later of (i) 12 years after the first commercial sale or (ii) the expiration of the last-to-expire valid patent claim.

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

No milestone payments were probable or payable as of March 31, 2024 and December 31, 2023.

Gilead Collaboration, Option and License Agreement (Related Party)

In January 2020, the Company entered into the Collaboration, Option and License Agreement (the “Gilead Agreement”) with Gilead Sciences, Inc. (“Gilead”). Simultaneously with the entry into the Gilead Agreement, the Company entered into (i) a License Agreement (the “Kite Agreement”) with Kite Pharma, Inc. (“Kite”), an affiliate of Gilead (see below), and (ii) a stock purchase agreement, pursuant to which the Company issued to Gilead an aggregate of 6,890,744 shares of its Series A-2 redeemable convertible preferred stock, of which 4,042,066 shares were issued as consideration under the Kite Agreement (see below).

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

The Company concluded that the Gilead Agreement was in the scope of ASC Topic 606. The Company estimated the transaction price as $17.5 million, which was allocated to two performance obligations, Program A and Program B, based on the relative fair value of each program. Other milestone payments were constrained and not included in the transaction price as they were considered not probable. On November 30, 2022, after the completion of research activities under Program A and Program B, Gilead provided the Company with notice that Program A and Program B were terminated. As of December 31, 2022, there were no other active programs under the Gilead Agreement and deferred revenue was zero.

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

As of March 31, 2024 and December 31, 2023, the Company recognized the total sublicensing fee of $6.3 million as current accrued license expense—related party, of which $2.5 million became payable as a result of the qualified financing. The Company expects to pay such amount of $2.5 million by mid-2024. The remaining $3.8 million was available to be offset against future milestones payable by Gilead under the Gilead Agreement; however, due to the termination of the Gilead Agreement, there are no future milestones payable to offset the sublicensing fee, and the payment schedule for the remaining $3.8 million of the sublicensing fee has not been agreed to by the Company and Gilead.

The annual maintenance fee, patent prosecution costs and minimal annual royalties are expensed as incurred and were minimal for each of the three months ended March 31, 2024 and 2023.

7. Commitments and Contingent Liabilities

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite (see Note 6), pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events. No such milestones were achieved or probable as of March 31, 2024 and December 31, 2023. The Company is required to pay royalties on sales of products developed under these agreements. The Company’s product candidates were in clinical trials or the pre-clinical stage of development as of March 31, 2024 and December 31, 2023, and no such royalties were due.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2024 and December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible.

Leases

As of March 31, 2024, the Company leased 68,153 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027.

The Company has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases. Some of the Company’s office and lab space were leased under short-term lease agreements during the three months ended March 31, 2023.

Components of the lease expense for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Operating lease cost	$689	$609
Finance lease cost:
Amortization of right-of-use assets	237	185
Interest on lease liabilities	44	44
Short-term lease cost	—	1
Variable lease cost	291	237
Total lease expense	$1,261	$1,076

Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$624	$565
Operating cash flows from finance leases	44	44
Financing cash flows from finance leases	231	168
Right-of-use assets obtained in exchange for lease obligations upon inception of lease (noncash):
Operating leases	2,518	—
Finance leases	—	357

The following is a schedule by year of future payments of the Company’s lease liabilities as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases

2024 (remainder of the year)	$2,484	$823
2025	3,563	828
2026	4,046	147
2027	446	—
Total lease payments	10,539	1,798
Less interest	(1,339)	(152)
Total lease liability balance	9,200	1,646
Less: current portion	(2,739)	(979)
Non-current lease liabilities	$6,461	$667

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of March 31, 2024, were 2.9 years and 9%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of March 31, 2024, were 1.8 years and 11%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2023, were 3.1 years and 8%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of December 31, 2023, were 2.0 years and 11%, respectively. The discount rates were based on the Company’s estimate of its incremental borrowing rate, as the discount rates implicit in the leases could not be readily determined. As the Company does not have any outstanding debt, the Company estimated the incremental borrowing rate based on its estimated credit rating and available market information.

8. Redeemable Convertible Preferred Stock

In June 2023 and July 2023, the Company issued 32,052,994 additional shares of Series B redeemable convertible preferred stock to existing and new investors for an aggregate cash consideration of $60.0 million at a price per share of $1.8719, net of $0.1 million issuance costs.

On February 12, 2024, in connection with the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into 25,171,265 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

9. Common Stock

As of March 31, 2024 and December 31, 2023, common stock reserved for future issuance was as follows:

	March 31,	December 31,
	2024	2023
Redeemable convertible preferred stock, as converted	—	25,171,265
Outstanding stock option awards (349,321 shares issued in connection with the early exercised options for a non-recourse promissory note are excluded from shares reserved for issuance as of December 31, 2023 and none as of March 31, 2024)	4,228,705	3,960,713
ESPP shares available for future grants	422,000	—
Shares available for future option grants	3,928,132	487,650
Total shares reserved for future issuance	8,578,837	29,619,628

Early Exercise of Options for a Promissory Note

In December 2022, the Company’s chief executive officer (the “CEO”), a related party, early exercised options for 349,321 shares of common stock in exchange for a partial recourse promissory note receivable with the principal amount of $1.1 million. The note bore interest at 4.27% per annum and was to be due in December 2027. For accounting purposes, the promissory note was determined to be non-recourse and, as such, the issuance of the promissory note and subsequent early exercise of stock options were considered not substantive. While the issued shares were not considered outstanding for accounting purposes, they were legally issued and had voting and dividend rights. The shares were included in common stock on the statement of redeemable convertible preferred stock and stockholders’ deficit as of December 31, 2023, and were not included in the calculation of net loss per share attributable to common stockholders for the three months ended March 31, 2023.

On January 12, 2024, the Company and the CEO entered into a note forgiveness letter, pursuant to which the promissory note and all accrued interest thereon in an aggregate amount of $1.1 million were forgiven. As the shares subject to the options that were early exercised were vested as of the date of the forgiveness of the note, these are included in the calculation of net loss per share attributable to common stockholders from the date of the note’s forgiveness. The Company concluded that the note forgiveness was effectively a repricing of options and is a modification. Therefore, the incremental stock-based compensation expense was recognized for the vested shares at the modification date (see Note 10).

10. Equity Incentive Plan

In January 2024, the Company’s board of directors adopted, and stockholders approved, the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on February 6, 2024. The Company initially reserved 4,215,000 shares of common stock for future issuance under the 2024 Plan. In addition, 3,960,713 shares issued and outstanding under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Plan”), may be added to the 2024 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2024 Plan also provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2025 and ending on January 1, 2034, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by the Company’s board of directors. No more than 12,645,000 shares of stock may be issued upon the exercise of incentive stock options under the 2024 Plan.

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance awards and other awards to the Company’s officers, employees, directors and consultants. Options under the 2024 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the common stock on the date of grant and usually vest over four years. The exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under our 2024 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The 2024 Plan is the successor to the 2019 Plan and no additional awards may be granted under the 2019 Plan. All outstanding awards granted under the 2019 Plan will remain subject to the terms of the 2019 Plan. The 2019 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs and RSAs to the Company’s officers, employees, directors and consultants.

As of March 31, 2024, only ISOs and NSOs had been granted under the 2019 Plan. As of March 31, 2024, 3,928,132 shares of the Company’s common stock were reserved for issuance under the 2024 Plan.

In January 2024, the Company’s board of directors and stockholders adopted the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on February 6, 2024. The Company initially reserved 422,000 shares of common stock for future issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start of the offering or on the date of purchase. The aggregate number of shares reserved for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2025 and ending on January 1, 2034, by an amount equal to the lesser of 1% of the Company's total outstanding shares of common stock on the immediately preceding December 31st, and 422,000 shares or a lesser number of shares as may be determined by the Company’s board of directors.

A summary of option activity under the 2019 Plan and 2024 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023 *	4,310,034	$4.09	9.09	$11,810
Options granted	286,868	$22.51
Options exercised *	(368,197)	$3.15
Outstanding at March 31, 2024	4,228,705	$5.42	8.94	$82,104
Exercisable at March 31, 2024 **	1,717,997	$3.48	8.21	$36,705
Vested and expected to vest at March 31, 2024	4,228,705	$5.42	8.94	$82,104

* Outstanding number of options as of December 31, 2023 excludes 349,321 shares of common stock issued in connection with the early exercised options for a non-recourse promissory note, which were not considered substantive for accounting purposes. These shares are included in the number of options exercised during the three months ended March 31, 2024, upon the note forgiveness in January 2024 (see Note 9).

** Includes 1,119,349 shares of unvested stock options for which the holders have the right to early exercise such options as of March 31, 2024.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the three months ended March 31, 2024 and 2023, was $17.52 and $2.46, respectively. The intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $3.1 million and less than $0.1 million, respectively, and is calculated as the difference between the exercise price and the fair value of common stock as of the exercise date.

Early Exercise of Employee Options

Certain employees received stock options that allow for exercise of the stock option prior to vesting. The shares of common stock issued upon an early exercise that have not yet vested are subject to repurchase by the Company in the event of termination of the holder’s continuous status as a service provider, at the price paid by the holder.

Proceeds from the early exercise of stock options are recorded as repurchase liability, and as shares vest, they are recognized as additional paid-in capital in the balance sheets. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules, and the Company recognizes stock-based compensation expense related to these options as they continue to vest. As of March 31, 2024 and December 31, 2023 , there was zero and $0.1 million repurchase liability related to the unvested shares, respectively. As of March 31, 2024 and December 31, 2023, zero and 8,125 common stock shares, respectively, remained subject to the right of repurchase as a result of the early exercise of stock options and are included in common stock outstanding. Early exercises as of December 31, 2023 exclude 349,321 shares of common stock issued in connection with the early exercised options for a non-recourse promissory note, which are not considered substantive for accounting purposes.

Stock-Based Compensation Expense

The Black-Scholes option pricing model, used to estimate fair value of stock-based awards, requires the use of the following assumptions:

•
Fair value of common stock. Prior to the IPO, the fair market value of common stock was determined by the Board of Directors with assistance from management and external valuation experts. The approach to estimating the fair market value of common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). Subsequent to the IPO, the fair value of common stock is the Company’s closing price per share on the Nasdaq Global Select Market at the grant date.

In accordance with the Practice Aid, the Company previously determined the hybrid method was the most appropriate method for determining the fair value of the common stock based on the Company’s stage of development and other relevant factors. The hybrid method is a probability-weighted expected return method (“PWERM”), where the equity value in one or more scenarios is calculated using an option pricing model (“OPM”). The Company previously determined this was the most appropriate method for determining the fair value of the common stock based on the Company’s stage of development and other relevant factors. The PWERM is a scenario-based analysis that estimates the value per share of the common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, considering the rights and preferences of each class of shares, and discounted for a lack of marketability. Under the hybrid method, an OPM was utilized to determine the fair value of the common stock in certain of the PWERM scenarios (capturing situations where the Company’s development path and future liquidity events were difficult to forecast), and potential exit events were explicitly modeled in the other PWERM scenarios. A discount for lack of marketability was applied to the value derived under each scenario to account for a lack of access to an active public market to estimate the common stock fair value
•
Expected Term. The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s employee stock options has been determined by calculating the midpoint of the contractual term of the options and the weighted-average vesting period. Grants to nonemployees are based on the contractual term.
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

The fair value of options granted to employees and nonemployees was estimated at the grant date using the following assumptions for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Employees
Expected volatility	93%	95%
Expected dividend yield	0%	0%
Expected term (in years)	6.07 - 6.08	6.0 - 6.1
Risk-free interest rate	4.1% - 4.2%	3.6% - 3.7%

The following table presents the classification of stock-based compensation expense related to stock options granted to employees and nonemployees (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$581	$123
General and administrative	1,697	345
Total stock-based compensation expense	$2,278	$468

In connection with the CEO note forgiveness (see Note 9), the Company recognized stock-based compensation expense of $1.1 million in general and administrative expenses in the statement of operations and comprehensive loss for the three months ended March 31, 2024. As of March 31, 2024, total unrecognized stock-based compensation expense was $16.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(26,693)	$(11,143)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	23,754,062	921,260
Net loss per share attributable to common stockholders, basic and diluted:	$(1.12)	$(12.10)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of March Ended 31,
	2024	2023
Redeemable convertible preferred stock, as converted	—	18,128,357
Options issued and outstanding	4,228,705	2,427,954
Unvested early exercised common stock options	—	81,253
Unvested early exercised common stock options exercised for non-recourse promissory note (Note 9)	—	349,321
	4,228,705	20,986,885

12. Related Party Transactions

For the three months ended March 31, 2024, the Company recorded less than $0.1 million to deferred offering costs related to an advisory services agreement with one of its board members.

On January 12, 2024, the Company and the CEO entered into a note forgiveness letter, pursuant to which the promissory note and all accrued interest thereon in an aggregate amount of $1.1 million were forgiven. The promissory note was issued by the CEO in December 2022 in connection with early exercised options (see Note 9).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 26, 2024. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section below titled “Special Note Regarding Forward-Looking Statements.”

Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Kyverna” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Kyverna Therapeutics, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, drug candidates, planned preclinical studies and clinical trials, results of preclinical studies, clinical trials, research and development costs, plans for manufacturing, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

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

We intend to develop KYV-101 in two broad areas of autoimmune disease: rheumatology and neurology. Our initial rheumatology development focus is on lupus nephritis, or LN, and systemic sclerosis, or SSc. We are conducting two Phase 1/2 trials of KYV-101 in patients with LN, an autoimmune disease in which more than half of patients do not achieve a complete response to current therapies and are at risk of developing kidney failure. In addition to LN, we received Investigational New Drug, or IND, clearance in October 2023 for a Phase 1/2 trial in SSc.

We intend to initially focus our neurology development on myasthenia gravis, or MG, and multiple sclerosis, or MS. We received IND clearance in November 2023 for a Phase 2 trial in MG, and we received IND clearance in December 2023 for a Phase 2 trial in MS. We also received U.S. Food and Drug Administration Orphan Drug Designation in April 2024 for KYV-101 for the treatment of MG. We believe our approach may present a significant advantage over current standard-of-care therapies for autoimmune diseases by aiming to directly deplete B cells and potentially resetting disease-contributing B cells.

We are also actively developing an allogeneic, off-the-shelf approach to further broaden patient access. To this end, we have partnered with Intellia Therapeutics, Inc., or Intellia, a leader in the field of gene editing, to develop KYV-201, an allogeneic CD19 CAR T-cell product candidate using the same underlying CAR construct in KYV-101.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes, revenue from our collaboration agreement with Gilead Sciences, Inc., or Gilead, which terminated effective as of January 22, 2024, and from the sale of shares of our common stock in our initial public offering (the “IPO”) in February 2024. Our net losses were $26.7 million and $11.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $162.7 million. Management has determined that our cash and cash equivalents and available-for-sale marketable securities of $369.8 million as of March 31, 2024 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances or licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

Initial Public Offering

On February 8, 2024, our common stock began trading on the Nasdaq Global Select Market under the symbol “KYTX”. On February 12, 2024, we closed the IPO and issued 16,675,000 shares of our common stock at a price to the public of $22.00 per share, including the exercise in full by the underwriters of their option to purchase 2,175,000 additional shares of our common stock. We received gross proceeds of $366.9 million. Net proceeds were $336.2 million, after deducting underwriting discounts and commissions and other offering costs. Immediately prior to the IPO closing, all of the outstanding shares of our redeemable convertible preferred stock converted into shares of our common stock on a 1-for-4.5511 basis.

Macroeconomic Trends

We may be affected by worldwide economic conditions and challenges, such as the effects of the ongoing geopolitical conflicts in Ukraine, the Israel-Hamas war, tensions between Israel and Iran, tensions in United States-China relations, disruptions in the banking industry and inflationary trends. The fiscal years 2023 and 2022 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics continue into 2024, and these and similar adverse market conditions may negatively impact our business, financial position and results of operations. For further discussion of the potential impacts of macroeconomic events on us, refer to the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

License and Collaboration Agreements

Patent License Agreements with the National Institutes of Health

In May 2021, we entered into two patent license agreements, or the NIH Agreements, with the National Institutes of Health, or the NIH, pursuant to which we obtained exclusive, worldwide licenses to certain patents to use a novel, fully human anti-CD19 CAR in our autologous and allogeneic CAR T-cell products for the treatment of patients with autoimmune disease. We paid $3.3 million for the acquired licenses.

Commencing in January 2023 and subsequently on January 1 of each calendar year thereafter until the NIH Agreements terminate, we are required to make minimum annual royalty payments of $0.2 million, which, commencing January 1, 2024, may be credited against any earned royalties due based on a low single-digit percentage of net sales made in a respective year. In addition, benchmark royalties following the completion of certain regulatory-and clinical-related benchmarks are due to the NIH, with the minimum cumulative royalty due for the first product reaching FDA approval or foreign-equivalent approval totaling $5.7 million for the autologous patent license agreement and $1.7 million for the allogeneic patent license agreement. Additional benchmark royalties would be payable for a subsequent indication under each NIH Agreement. If we enter into a sublicensing agreement, we are required to pay the NIH a sublicense royalty as a percentage of the fair market value of any consideration received for each sublicense granted. The sublicensing percentage starts at a high teens to low twenties percentage if clinical trials for the product candidate have not yet begun and decreases to a mid-single-digit percentage if the product candidate receives FDA approval or foreign-equivalent approval.

Unless terminated sooner, the NIH Agreements remain in effect until the last licensed patent rights granted pursuant to the respective agreement expire.

We accounted for the acquisition of the licenses, including patent rights and know-how, as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, we recorded the consideration of $3.3 million as a research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. We recognized $0.2 million as research and development expense related to minimum annual royalty payments for the three months ended March 31, 2024. No benchmark royalties were probable or payable as of March 31, 2024 and December 31, 2023.

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

As a consideration for the licenses granted to us pursuant to the Intellia Agreement, we issued to Intellia shares of Series B Preferred Stock with a fair value of $7.0 million. We are also obligated to make aggregate milestone payments to Intellia of up to $64.5 million upon the achievement of specified development and regulatory milestones and are obligated to pay to Intellia low to mid-single-digit royalties as a percentage of annual worldwide sales, subject to certain adjustments, and additional potential royalties and milestones to Intellia’s licensors. The royalties are payable on a country-by-country basis, commencing upon the first commercial sale of the CRISPR Product in the applicable country and expiring upon the later of (i) 12 years after the first commercial sale or (ii) the expiration of the last-to-expire valid patent claim.

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

No milestone payments were probable or payable as of March 31, 2024 and December 31, 2023.

Gilead Collaboration, Option and License Agreement

In January 2020, we entered into a Collaboration, Option and License Agreement, or the Gilead Agreement, with Gilead. Simultaneously with the entry into the Gilead Agreement, we entered into (i) a License Agreement, or the Kite Agreement, with Kite Pharma, Inc., or Kite, an affiliate of Gilead, and (ii) a stock purchase agreement, pursuant to which we issued to Gilead an aggregate of 6,890,744 shares of our Series A-2 redeemable convertible preferred stock, of which 4,042,066 shares were issued as consideration under the Kite Agreement.

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

We concluded that the Gilead Agreement was in the scope of revenue recognition guidance. We estimated the transaction price as $17.5 million, which was allocated to two performance obligations, Program A and Program B, based on the relative fair value of each program. Other milestone payments were constrained and not included in the transaction price as they were considered not probable.

As of March 31, 2024 and December 31, 2023, Gilead owned less than 10% and more than 10% of our outstanding equity, respectively.

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

As of March 31, 2024 and December 31, 2023, we recognized the total sublicensing fee of $6.3 million as current accrued license expense – related party, of which $2.5 million became payable as a result of the qualified financing. We expect to pay such amount of $2.5 million by mid-2024. The remaining $3.8 million was available to be offset against future milestones payable by Gilead under the Gilead Agreement; however, due to the termination of the Gilead Agreement, there are no future milestones payable to offset the sublicensing fee, and the payment schedule for the remaining $3.8 million of the sublicensing fee has not been agreed to by us and Gilead.

We only paid minimal costs related to annual maintenance fees, patent prosecutions costs and minimal annual royalties for the three months ended March 31, 2024 and 2023 under the Kite Agreement. No milestone payments were due or payable under the Kite Agreement as of March 31, 2024 and December 31, 2023.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

The largest component of our total operating expenses since inception has been research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites that conduct preclinical and clinical studies; costs of acquiring and manufacturing clinical study materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs; and facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

Our general and administrative expenses have increased, and are expected to continue to increase, following our IPO, as a result of increased personnel costs, including salaries, benefits and stock-based compensation expense, patent costs for our product candidates, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with stock exchange listing and requirements of the Securities and Exchange Commission, or the SEC, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income

Interest income consists primarily of interest and accretion of premiums and discounts on our investments in available-for-sale marketable securities and cash equivalents.

Interest Expense

Interest expense consists primarily of interest expense related to our lab equipment finance leases.

Other Expense, Net

Other expense, net primarily consists of settlement and revaluation of transactions and accounts payable in foreign currency.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$22,476	$8,711	$13,765	158%
General and administrative	6,882	2,734	4,148	152%
Total operating expenses	29,358	11,445	17,913	157%
Loss from operations	(29,358)	(11,445)	(17,913)	157%
Interest income	2,735	349	2,386	684%
Interest expense	(44)	(44)	—	0%
Other expense, net	(26)	(3)	(23)	767%
Total other income, net	2,665	302	2,363	782%
Net loss	$(26,693)	$(11,143)	$(15,550)	140%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
External costs:
License fees, milestone payments and annual maintenance fees related to acquired technologies	$175	$175	$—	—%
CRO, CMO, professional consulting and other third-party preclinical studies and clinical trials costs	12,450	2,576	9,874	383%
Other research and development costs, including laboratory materials and supplies	1,000	1,486	(486)	(33)%
Internal costs:
Personnel-related	6,557	3,153	3,404	108%
Facilities and overhead	2,294	1,321	973	74%
Total research and development expenses	$22,476	$8,711	$13,765	158%

Research and development expenses increased by $13.8 million, or 158%, from $8.7 million for the three months ended March 31, 2023 to $22.5 million for the three months ended March 31, 2024. License fees for the three months ended March 31, 2024 and 2023 mainly included expenses related to the minimum annual royalties of $0.2 million payable to the NIH. CRO, CMO and other third-party preclinical studies and clinical trial expenses increased by $9.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as we continued advancing our lead product candidate, KYV-101, through clinical development, and we continued to advance KYV-201 through preclinical development. Other research and development costs, including laboratory materials and supplies, decreased by $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, mainly due to the timing of procurement of materials for our research and development activities.

Personnel-related research and development costs increased by $3.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of hiring personnel in our research and development organization. Our research and development headcount increased from 46 as of March 31, 2023 to 79 as of March 31, 2024. The increase in personnel-related research and development costs included an increase of $0.5 million in stock-based compensation expense. Facilities and overhead costs increased by $1.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, mainly due to a $0.3 million increase in software license expense, a $0.2 million increase in depreciation expense and a $0.3 million increase in allocated overhead expenses.

The following table summarizes our external costs by program for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
KYV-101	$10,997	$2,606
KYV-201	1,260	692
Other programs and research and development activities	1,368	939
Total external research and development expenses	$13,625	$4,237

During the three months ended March 31, 2024, KYV-101 program expenses increased by $8.4 million, primarily attributable to a $7.4 million increase in CRO, CMO and other clinical trials costs as we continued to advance KYV-101 through clinical development across two broad areas of autoimmune disease: rheumatology and neurology. KYV-101 program expenses during the three months ended March 31, 2024 also include $1.5 million of external expense related to the development of our Ingenui-T manufacturing process. KYV-201 expenses for the three months ended March 31, 2024 increased by $0.6 million, mainly due to an increase in CRO, CMO and other third-party preclinical studies, as we continued to advance KYV-201 through preclinical development. Other programs and research and development activities increased by $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and include expenses related to our preclinical activities, including reagents, lab supplies, outsourced research and development and professional consulting services.

General and Administrative Expenses

General and administrative expenses increased $4.1 million, or 152%, from $2.7 million for the three months ended March 31, 2023 to $6.9 million for the three months ended March 31, 2024. The increase in general and administrative expenses was primarily attributable to a $2.4 million increase in salaries and benefits, including an increase of $1.4 million in stock-based compensation expense, an increase of $1.1 million in professional services costs related to legal, accounting and consulting services, and a $0.7 million increase in facilities and overhead costs. The increase in stock-based compensation expense for the three months ended March 31, 2024 includes a one-time stock-based compensation expense of $1.1 million in connection with the CEO note forgiveness. The increase in the facilities and overhead costs is primarily due to a $0.2 million increase in rent expense, a $0.2 million increase in software license expenses, and a $0.2 million increase in other allocated overhead costs.

Interest Income

Interest income increased $2.4 million, from $0.3 million for the three months ended March 31, 2023 to $2.7 million for the three months ended March 31, 2024. The increase primarily relates to increased amounts invested in available-for-sale marketable securities and cash equivalents as well as an increase in interest rates on these securities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through March 31, 2024, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock of $168.0 million, issuances of convertible notes of $2.0 million, an upfront payment of $17.5 million under the Gilead Agreement and net proceeds from the IPO of $336.2 million. As of March 31, 2024, we had $369.8 million in cash, cash equivalents and available-for-sale marketable securities.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2024, we had an accumulated deficit of $162.7 million. Based on the current cash forecast, management has determined that our cash and cash equivalents and available-for-sale marketable securities of $369.8 million as of March 31, 2024 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. This forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(25,525)	$(11,458)
Net cash provided by (used in) investing activities	(122,879)	13,655
Net cash provided by (used in) financing activities	338,049	(144)
Net increase in cash and cash equivalents	$189,645	$2,053

Operating Activities

Net cash used in operating activities was $25.5 million and $11.5 million for the three months ended March 31, 2024 and 2023, respectively.

Cash used in operating activities for the three months ended March 31, 2024, was primarily due to our net loss of $26.7 million, decreased by other non-cash charges of $3.0 million and increased by a net reduction of $1.8 million in our net operating assets and liabilities. Non-cash changes primarily consisted of a $2.3 million stock-based compensation expense, a $0.5 million depreciation and amortization expense and a $0.5 million non-cash lease expense, partially offset by a $0.3 million accretion of discount on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to an increase in prepaid other current assets of $2.6 million, a $1.4 million decrease in accrued compensation, a decrease in operating lease liabilities of $0.5 million, an increase in other non-current assets of $0.3 million and a $0.1 million decrease in other accrued expenses and current liabilities, offset by an increase in accounts payable of $3.1 million,

Cash used in operating activities for the three months ended March 31, 2023, was primarily due to our net loss of $11.1 million, decreased by non-cash charges of $1.2 million and increased by a net reduction of $1.5 million in our net operating assets and liabilities. The non-cash charges primarily consisted of a $0.5 million stock-based compensation expense, a $0.4 million non-cash lease expense, a $0.4 million depreciation and amortization expense, partially offset by $0.1 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to a $0.8 million decrease in accrued compensation, an increase in other non-current assets of $0.4 million, a decrease in operating lease liabilities of $0.3 million and an increase in prepaid expenses and other current assets of $0.2 million, offset by a $0.1 million increase in accounts payable and a $0.1 increase in other accrued expenses and current liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024, was $122.9 million, which consisted of $145.3 million of purchases of available-for-sale marketable securities and $0.5 million of purchases of property and equipment, offset by $23.0 million in proceeds from maturities of available-for-sale marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2023, was $13.7 million, which consisted of $13.7 million in proceeds from maturities of available-for-sale marketable securities, partially offset by less than $0.1 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024, was $338.0 million, which consisted of $341.2 million cash proceeds from the issuance of shares of our common stock in the IPO, net of underwriting discount and less than $0.1 million of proceeds from exercises of stock options, partially offset by $3.0 million payments for deferred offering costs and a payment of $0.2 million related to finance lease obligations.

Net cash used in financing activities for the three months ended March 31, 2023, was $0.1 million, which primarily consisted of a payment of $0.2 million related to finance lease obligations.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of March 31, 2024.

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of March 31, 2024, except for the sublicensing fee under our Kite Agreement as discussed above under “License and Collaboration Agreements—Kite License Agreement”.

As of March 31, 2024, we leased approximately 68,000 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027. We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of March 31, 2024, our non-cancellable lease obligations were $10.5 million and $1.8 million under operating and finance leases, respectively, of which $2.7 million and $1.0 million related to operating and finance leases, respectively, are due within the next 12 months.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2023 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended March 31, 2024, except the fair value of our common stock is the closing price per share on NASDAQ at the grant date for stock-based awards granted as of and subsequent to the IPO.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed financial statements may not be comparable to those of companies that comply with the new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We are also a “smaller reporting company.” If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks related to changes in interest rates of our cash equivalents and available-for-sale marketable securities. However, due to the nature of these investments, we do not believe that a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material effect on our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Risk

Our employees and our operations are currently predominately located in the United States and our expenses are generally denominated in U.S. dollars. However, we do use research and development vendors outside of the United States. As such, our expenses are denominated in both U.S. dollars and foreign currencies. Therefore, our operations are and will continue to be subject to fluctuations in foreign currency exchange rates. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We do not believe that a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would have had a material effect on our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development costs. We do not believe that inflation had a material effect on our business, results of operations or financial condition, or on our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2024, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2023 and as of March 31, 2024, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas.

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

There were no adjustments that resulted from the above material weaknesses. However, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

Remediation Plans

We have begun taking measures, and plan to continue to take measures, to remediate these material weaknesses. These measures include hiring a Vice President of Finance/Corporate Controller and a Head of Information Technology and engaging a third party to assist in documenting the design and implementation of internal controls over the financial reporting process, including general controls over information systems. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We expect to implement new procedures and controls and take efforts to address each of the identified weaknesses during fiscal years 2024 and 2025. These remediation measures will be time consuming and require financial and operational resources. See Part II, Item 1A. “Risk Factors”.

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Plans”, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflect the fact that there are resource constraints and the benefits of controls and procedures will be considered relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described herein, as well as the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements”, before deciding whether to invest in our common stock. Our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024, in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 26, 2024.

Risk Factor Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks that we face, follows this summary. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties:

•
*We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale, have never generated any revenue from product sales and may never be profitable.
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

•
*If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, results of operations and financial condition.
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

Risks Related to Our Business, Limited Operating History and Financial Position

*We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale, have never generated any revenue from product sales and may never be profitable.

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including KYV-101 and KYV-201. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success, and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through March 31, 2024. For the three months ended March 31, 2024 and 2023, we reported a net loss of $26.7 million and $11.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $162.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates, and seek regulatory approvals for our product candidates.

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

As of March 31, 2024, we had 100 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

Even after we make our submission, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional trials or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, the FDA or other regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional chemistry, manufacturing and control information, or additional preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. There is typically a high rate of failure of product candidates proceeding through clinical trials, and failure can occur at any time during the clinical trial process. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support the approval of our current or any future product candidates.

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

We could also encounter delays if a clinical trial is suspended, put on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure by our CROs to perform in accordance with GCP requirements, or applicable regulatory guidelines in other countries, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations, or administrative actions, or lack of adequate funding to continue the clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

*If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, results of operations and financial condition.

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
•
clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and
•
other factors outside of our control, such as the effects of global economic conditions and volatility in the credit and financial markets, inflationary pressures, the Russian invasion of Ukraine, the Israel-Hamas war, the tension between Israel and Iran and other geopolitical conditions.

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

*We may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process. We received orphan drug designation from the FDA for KYV-101 for the treatment of myasthenia gravis in April 2024, but we may not be granted orphan drug designations for our product candidates in other indications in the U.S. or in other jurisdictions.

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain orphan drug exclusivity for that product candidate. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity on the basis of greater effectiveness or safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Finally, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because the FDA has taken the position that, under certain circumstances, another drug with the same active moiety can be approved for the same condition. Specifically, the FDA’s regulations provide that it can approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

*Our business could be negatively impacted by environmental, social and corporate governance, or ESG, matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for any increased required future disclosures, we may be perceived to be not acting responsibly in connection with these matters, which could negatively impact us. Moreover, on March 6, 2024, the SEC finalized new rules for public companies that will require extensive climate-related disclosures and significant analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition, or the SEC Climate Disclosure Rules, and extensive attestation requirements. The new rules require disclosure of, among other things and to the extent material, our climate-related risks and opportunities, greenhouse gas emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. Subsequently, in April 2024, the SEC issued an order staying implementation of the SEC Climate Disclosure Rules pending the resolution of certain challenges. Nonetheless, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention as we prepare for the potential implementation of the SEC Climate Disclosure Rules, and such expenses, efforts and diversions of management time and attention may be even greater if the SEC Climate Disclosure Rules ultimately go into effect. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

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

If our collaborations do not result in the successful discovery, development and future commercialization of product candidates, if approved, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and future commercialization described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q also apply to the activities of our therapeutic collaborators. Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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

*Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

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

In addition, the shares of our common stock that are subject to outstanding options under our equity incentive plans are eligible for sale in the public market, to the extent permitted by the provisions of various vesting schedules, the lock-up agreements (and the exceptions thereto) and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 25,171,265 shares of our outstanding common stock, or approximately 58.4% of our total outstanding common stock as of March 31, 2024, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

*Our principal stockholders and management own a significant percentage of our common stock and will be able to control matters subject to stockholder approval.

As of March 31, 2024, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 48.8% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our other periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. We could be an emerging growth company for up to five years following the completion of the IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when we have been a public company for at least 12 calendar months and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

On February 7, 2024, our Registration Statement on Form S-1 (File No. 333-276523) was declared effective by the SEC for our IPO. At the closing of the IPO on February 12, 2024, we sold 16,675,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 2,175,000 additional shares, at an initial public offering price of $22.00 per share and received gross proceeds of $366.9 million, which resulted in net proceeds to us of $336.2 million, after deducting underwriting discounts and commissions and other offering costs totaling $30.7 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates, other than payments from our net proceeds in the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on the board of directors or committees of the board of directors and less than $0.1 million in consulting fees related to the IPO to one of the board members. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Leerink Partners LLC and Wells Fargo Securities, LLC acted as joint book-running managers for the IPO.

The net proceeds from our IPO have been invested according to our approved investment policy in a mix of money market funds and high-quality, fixed income securities. There has been no material change in the planned use of IPO proceeds from that described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 8, 2024.

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Kyverna Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2024).

3.2	Amended and Restated Bylaws of Kyverna Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276523) filed with the SEC on January 16, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYVERNA THERAPEUTICS, INC.

Date: May 14, 2024	By:	/s/ Peter Maag, Ph.D.
Peter Maag, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Ryan Jones
Ryan Jones
Chief Financial Officer (Principal Financial and Accounting Officer)