Form 10-Q
period 2024-06-30
Kyverna Therapeutics, Inc.
filed 2024-08-12
CIK 1994702

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 43,146,852 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Kyverna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$131,618	$34,647
Available-for-sale marketable securities	214,619	22,896
Prepaid expenses and other current assets	2,586	3,121
Total current assets	348,823	60,664
Restricted cash	574	565
Property and equipment, net	3,366	2,326
Operating lease right-of-use assets	7,825	6,494
Finance lease right-of-use assets	1,315	1,790
Other non-current assets	1,213	3,356
Total assets	$363,116	$75,195
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,861	$4,358
Accrued compensation	2,722	2,812
Accrued license expense – related party	6,250	6,250
Other accrued expenses and current liabilities	5,775	3,519
Operating lease liabilities, short-term portion	2,867	1,964
Finance lease liabilities, short-term portion	1,003	956
Total current liabilities	23,478	19,859
Operating lease liabilities, net of short-term portion	5,722	5,238
Finance lease liabilities, net of short-term portion	407	921
Total liabilities	29,607	26,018
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, no par value; no shares authorized, issued and outstanding as of June 30, 2024; $0.00001 par value, 114,556,997 shares authorized as of December 31, 2023; 114,556,997 shares issued and outstanding as of December 31, 2023; liquidation preference of $181,273 as of December 31, 2023	—	180,574
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding as of June 30, 2024; no shares authorized, issued, and outstanding as of December 31, 2023	—	—
Common stock, $0.00001 par value; 490,000,000 and 140,492,016 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 43,146,852 and 1,250,103 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	525,085	4,642
Accumulated other comprehensive (loss) income	(37)	4
Accumulated deficit	(191,539)	(136,043)
Total stockholders’ equity (deficit)	333,509	(131,397)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$363,116	$75,195

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$27,321	$10,405	$49,797	$19,116
General and administrative	6,114	2,897	12,996	5,631
Total operating expenses	33,435	13,302	62,793	24,747
Loss from operations	(33,435)	(13,302)	(62,793)	(24,747)
Interest income	4,694	264	7,429	613
Interest expense	(39)	(46)	(83)	(90)
Other expense, net	(23)	(7)	(49)	(10)
Total other income, net	4,632	211	7,297	513
Net loss	(28,803)	(13,091)	(55,496)	(24,234)
Other comprehensive (loss) gain
Unrealized (loss) gain on available-for-sale marketable securities, net	(36)	8	(41)	26
Total other comprehensive (loss) gain	(36)	8	(41)	26
Net loss and other comprehensive loss	$(28,839)	$(13,083)	$(55,537)	$(24,208)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(20.86)	$(1.66)	$(40.40)
Weighted-average shares of common stock outstanding, basic and diluted	43,125,709	627,589	33,439,886	599,917

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2023	114,556,997	$180,574	1,250,103	$—	$4,642	$(136,043)	$4	$(131,397)
Issuance of common stock upon initial public offering, net of underwriting commissions and issuance costs of $30,686	—	—	16,675,000	—	336,164	—	—	336,164
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(114,556,997)	(180,574)	25,171,265	—	180,574	—	—	180,574
Common shares issued upon exercise of options	—	—	18,876	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	2,278	—	—	2,278
Vesting of early exercised options and restricted stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(26,693)	—	(26,693)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	—	$—	43,115,244	$—	$523,728	$(162,736)	$(1)	$360,991
Common shares issued upon exercise of options	—	—	31,608	—	73	—	—	73
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Net loss	—	—	—	—	—	(28,803)	—	(28,803)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(36)	(36)
Balance as of June 30, 2024	—	$—	43,146,852	$—	$525,085	$(191,539)	$(37)	$333,509

Balance as of December 31, 2022	82,504,003	$120,674	1,007,537	$—	$1,706	$(75,677)	$(26)	$(73,997)
Common shares issued upon exercise of options	—	—	9,412	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	468	—	—	468
Vesting of early exercised options and restricted stock	—	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	(11,143)	—	(11,143)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	18	18
Balance as of March 31, 2023	82,504,003	$120,674	1,016,949	$—	$2,216	$(86,820)	$(8)	$(84,612)
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $51	13,414,178	25,059	—	—	—	—	—	—
Common shares issued upon exercise of options	—	—	33,737	—	36	—	—	36
Stock-based compensation expense	—	—	—	—	447	—	—	447
Vesting of early exercised options and restricted stock	—	—	—	—	17	—	—	17
Net loss	—	—	—	—	—	(13,091)	—	(13,091)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	8	8
Balance as of June 30, 2023	95,918,181	$145,733	1,050,686	$—	$2,716	$(99,911)	$—	$(97,195)

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(55,496)	$(24,234)
Adjustments to reconcile net loss to net cash used by operations:
Stock-based compensation	3,562	915
Accretion of discounts on available-for-sale marketable securities	(2,535)	(70)
Depreciation and amortization expense	1,012	807
Non-cash lease expense	1,187	822
Changes in assets and liabilities:
Prepaid expense and other current assets	535	(899)
Other non-current assets	(332)	136
Accounts payable	967	595
Accrued compensation	(90)	(275)
Other accrued expenses and current liabilities	2,621	263
Operating lease liability	(1,131)	(775)
Net cash used in operating activities	(49,700)	(22,715)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(225,229)	—
Proceeds from maturities of available-for-sale marketable securities	36,000	13,683
Purchases of property and equipment	(1,571)	(31)
Net cash (used in) provided by investing activities	(190,800)	13,652

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting commissions	341,171	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	25,059
Proceeds from exercise of common stock options	137	60
Principal paid on finance lease liabilities	(467)	(357)
Payments for offering costs	(3,361)	—
Net cash provided by financing activities	337,480	24,762
Net increase in cash and cash equivalents and restricted cash	96,980	15,699
Cash, cash equivalents and restricted cash, at beginning of period	35,212	38,289
Cash, cash equivalents and restricted cash, at end of period	$132,192	$53,988

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	131,618	53,430
Restricted cash	574	558
Cash, cash equivalents and restricted cash at end of period	$132,192	$53,988

Supplemental disclosure for non-cash investing and financing activities
Conversion of 114,556,997 shares of redeemable convertible preferred stock to common stock upon the closing of initial public offering	$180,574	$—
Purchases of property and equipment in accounts payable	$6	$23
Vesting of restricted stock	$6	$35
Right-of-use asset obtained in exchange for operating and finance lease liability	$2,518	$744
Supplemental disclosure of cash flow information
Cash paid for interest	$82	$90

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

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of June 30, 2024, the Company has an accumulated deficit of $191.5 million. The Company had net losses of $55.5 million and $24.2 million for the six months ended June 30, 2024 and 2023, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sale of shares of its common stock in the IPO. As of June 30, 2024, the Company had cash and cash equivalents and available-for-sale marketable securities of $346.2 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities, including preclinical studies and clinical trials. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

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

Significant Accounting Policies

There have been no material changes to the accounting policies discussed in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 26, 2024.

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

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 clarify and simplify references to certain concept statements within U.S. GAAP. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early application permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

The Company’s fair value hierarchy for its cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis as of June 30, 2024, was as follows (in thousands):

	Fair Value Measurements
As of June 30, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$98,870	$98,870	$—	$—
U.S. Treasury bills	31,400	—	31,400	—
Available-for-sale marketable securities
U.S. Treasury notes	29,773	—	29,773	—
U.S. Treasury bills	184,846	—	184,846	—
Total fair value of assets	$344,889	$98,870	$246,019	$—

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and available-for-sale marketable securities. Cash equivalents consisted of money market funds and U.S. Treasury bills, and available-for-sale marketable securities consisted of U.S. Treasury notes and bills. The Company obtains pricing information from its investment manager and generally determines the fair value of available-for-sale marketable securities using standard observable inputs, including reported trades, broker/dealer quotes and bids and/or offers. The Company recognizes transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs.

4. Available-for-Sale Marketable Securities

As of June 30, 2024, the Company’s available-for-sale marketable securities consisted entirely of debt securities issued by the U.S. Treasury with contractual maturities on various dates through November 2024.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of June 30, 2024 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2024:	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$29,792	$—	$(19)	$29,773
U.S. Treasury bills	184,864	1	(19)	184,846
Total available-for-sale marketable securities	$214,656	$1	$(38)	$214,619

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

As of June 30, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any impairment losses on its investments.

As of each of June 30, 2024 and December 31, 2023, accrued interest receivable was $0.1 million and zero, respectively, and included in the fair value of available-for-sale marketable securities and cash equivalents. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. During the three and six months ended June 30, 2024, the Company did not write off any accrued interest receivables.

5. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$3,976	$3,409
Furniture and fixtures	1,077	622
Leasehold improvements	854	645
Computer equipment and software	484	138
Property and equipment, gross	6,391	4,814
Less accumulated depreciation	(3,025)	(2,488)
	$3,366	$2,326

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

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

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. No benchmark royalties were probable or payable as of June 30, 2024 and December 31, 2023.

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

No milestone payments were probable or payable as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, the Company recognized the total sublicensing fee of $6.3 million as current accrued license expense—related party, of which $2.5 million became payable as a result of the qualified financing. The Company expects to pay such amount of $2.5 million by end-of-year 2024. The remaining $3.8 million was available to be offset against future milestones payable by Gilead under the Gilead Agreement; however, due to the termination of the Gilead Agreement, there are no future milestones payable to offset the sublicensing fee, and the payment schedule for the remaining $3.8 million of the sublicensing fee has not been agreed to by the Company and Gilead.

The annual maintenance fee, patent prosecution costs and minimal annual royalties are expensed as incurred and were minimal for each of the three and six months ended June 30, 2024 and 2023.

7. Commitments and Contingent Liabilities

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite (see Note 6), pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events. No such milestones were achieved or probable as of June 30, 2024 and December 31, 2023. The Company is required to pay royalties on sales of products developed under these agreements. The Company’s product candidates were in clinical trials or the pre-clinical stage of development as of June 30, 2024 and December 31, 2023, and no such royalties were due.

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company did not expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of June 30, 2024.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024 and December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible.

Leases

As of June 30, 2024, the Company leased 68,153 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027.

The Company has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases. Some of the Company’s office and lab space were leased under short-term lease agreements during the three and six months ended June 30, 2023.

Components of the lease expense for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease cost	$854	$606	$1,543	$1,215
Finance lease cost:
Amortization of right-of-use assets	237	201	475	386
Interest on lease liabilities	38	47	82	90
Short-term lease cost	—	—	—	1
Variable lease cost	262	246	553	484
Total lease expense	$1,391	$1,100	$2,653	$2,176

Supplemental cash flow information related to leases was as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$809	$602	$1,433	$1,167
Operating cash flows from finance leases	40	47	82	90
Financing cash flows from finance leases	245	187	467	357
Right-of-use assets obtained in exchange for lease obligations upon inception of lease (noncash):
Operating leases	—	—	2,518	—
Finance leases	—	386	—	744

The following is a schedule by year of future payments of the Company’s lease liabilities as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases

2024 (remainder of the year)	$1,620	$548
2025	3,563	828
2026	4,046	147
2027	446	—
Total lease payments	9,675	1,523
Less interest	(1,086)	(113)
Total lease liability balance	8,589	1,410
Less: current portion	(2,867)	(1,003)
Non-current lease liabilities	$5,722	$407

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of June 30, 2024, were 2.6 years and 9%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of June 30, 2024, were 1.5 years and 11%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2023, were 3.1 years and 8%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of December 31, 2023, were 2.0 years and 11%, respectively. The discount rates were based on the Company’s estimate of its incremental borrowing rate, as the discount rates implicit in the leases could not be readily determined. As the Company does not have any outstanding debt, the Company estimated the incremental borrowing rate based on its estimated credit rating and available market information.

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

9. Common Stock

As of June 30, 2024 and December 31, 2023, common stock reserved for future issuance was as follows:

	June 30,	December 31,
	2024	2023
Redeemable convertible preferred stock, as converted	—	25,171,265
Outstanding stock option awards (349,321 shares issued in connection with the early exercised options for a non-recourse promissory note are excluded from shares reserved for issuance as of December 31, 2023 and none as of June 30, 2024)	4,169,964	3,960,713
ESPP shares available for future grants	422,000	—
Unvested RSUs	5,000	—
Shares available for future option grants	3,846,361	487,650
Total shares reserved for future issuance	8,443,325	29,619,628

Early Exercise of Options for a Promissory Note

In December 2022, the Company’s chief executive officer (the “CEO”), a related party, early exercised options for 349,321 shares of common stock in exchange for a partial recourse promissory note receivable with the principal amount of $1.1 million. The note bore interest at 4.27% per annum and was to be due in December 2027. For accounting purposes, the promissory note was determined to be non-recourse and, as such, the issuance of the promissory note and subsequent early exercise of stock options were considered not substantive. While the issued shares were not considered outstanding for accounting purposes, they were legally issued and had voting and dividend rights. The shares were included in common stock on the statement of redeemable convertible preferred stock and stockholders’ deficit as of December 31, 2023, and were not included in the calculation of net loss per share attributable to common stockholders for the three and six months ended June 30, 2023.

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

As of June 30, 2024, only ISOs and NSOs had been granted under the 2019 Plan. As of June 30, 2024, 3,846,361 shares of the Company’s common stock were reserved for issuance under the 2024 Plan.

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

Stock Options

Stock options issued under the 2019 Plan and 2024 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements and the Company’s severance policies.

A summary of option activity under the 2019 Plan and 2024 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023 *	4,310,034	$4.09	9.09	$11,810
Options granted	374,031	$19.14
Options exercised *	(399,805)	$3.09
Options forfeited	(114,296)	$5.17
Outstanding at June 30, 2024	4,169,964	$5.51	8.68	$12,632
Exercisable at June 30, 2024 **	1,767,732	$3.52	7.94	$7,043
Vested and expected to vest at June 30, 2024	4,169,964	$5.51	8.68	$12,632

* Outstanding number of options as of December 31, 2023 excludes 349,321 shares of common stock issued in connection with the early exercised options for a non-recourse promissory note, which were not considered substantive for accounting purposes. These shares are included in the number of options exercised during the six months ended June 30, 2024, upon the note forgiveness in January 2024 (see Note 9).

** Includes 1,002,643 shares of unvested stock options for which the holders have the right to early exercise such options as of June 30, 2024.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the three and six months ended June 30, 2024 was $6.22 and $14.89, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2023 was $2.46. No options were granted during the three months ended June 30, 2023. The intrinsic value of options exercised during the three and six months ended June 30, 2024 was $0.3 million and $3.5 million, respectively, and is calculated as the difference between the exercise price and the fair value of common stock as of the exercise date. The intrinsic value of options exercised during each of the three and six months ended June 30, 2023 was $0.1 million.

Restricted Stock Units

During the six months ended June 30, 2024, the Company granted RSU awards for 5,000 shares with a weighted-average price per share of $8.03. Shares vest over a four-year period. As of June 30, 2024, no shares were vested, cancelled or forfeited. The estimated fair value of RSUs granted was less than $0.1 million. The fair value of the RSUs equals the fair value of the Company's common stock as of the grant date.

Early Exercise of Employee Options

Certain employees received stock options prior to the IPO that allow for exercise of the stock option prior to vesting. The shares of common stock issued upon an early exercise that have not yet vested are subject to repurchase by the Company in the event of termination of the holder’s continuous status as a service provider, at the price paid by the holder.

Proceeds from the early exercise of stock options are recorded as repurchase liability, and as shares vest, they are recognized as additional paid-in capital in the balance sheets. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules, and the Company recognizes stock-based compensation expense related to these options as they continue to vest. As of June 30, 2024 and December 31, 2023 , there was zero and less than $0.1 million repurchase liability related to the unvested shares, respectively. As of June 30, 2024 and December 31, 2023, zero and 8,125 common stock shares, respectively, remained subject to the right of repurchase as a result of the early exercise of stock options and are included in common stock outstanding. Early exercises as of December 31, 2023 exclude 349,321 shares of common stock issued in connection with the early exercised options for a non-recourse promissory note, which are not considered substantive for accounting purposes (see Note 9).

Stock-Based Compensation Expense

The Black-Scholes option pricing model, used to estimate fair value of the option awards, requires the use of the following assumptions:

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

The fair value of options granted was estimated at the grant date using the following assumptions for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30		Six Months Ended June 30,
	2024	2023	2024	2023

Expected volatility	92.9%-93.2%	95%	92.9%-93.5%	95%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.93-6.01	6.0 - 6.1	5.93-6.08	6.0 - 6.1
Risk-free interest rate	4.3%	3.6% - 3.7%	4.1%-4.3%	3.6% - 3.7%

The following table presents the classification of stock-based compensation expense related to stock options granted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$695	$127	$1,277	$250
General and administrative	589	319	2,285	665
Total stock-based compensation expense	$1,284	$446	$3,562	$915

In connection with the CEO note forgiveness (see Note 9), the Company recognized stock-based compensation expense of $1.1 million in general and administrative expenses in the statement of operations and comprehensive loss for the six months ended June 30, 2024. As of June 30, 2024, total unrecognized stock-based compensation expense was $15.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(28,803)	$(13,091)	$(55,496)	$(24,234)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	43,125,709	627,589	33,439,886	599,917
Net loss per share attributable to common stockholders, basic and diluted:	$(0.67)	$(20.86)	$(1.66)	$(40.40)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of June 30,
	2024	2023
Redeemable convertible preferred stock, as converted	—	21,075,812
Options issued and outstanding	4,169,964	2,284,965
Unvested early exercised common stock options	—	406,198
Unvested RSUs	5,000	—
	4,174,964	23,766,975

12. Related Party Transactions

For the three and six months ended June 30, 2024, the Company recorded zero and less than $0.1 million, respectively, to deferred offering costs related to an advisory services agreement with one of its board members.

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
•
our ability to prosecute, grow and defend our intellectual property portfolio against infringement claims;
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
our ability to expand internationally;
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

We intend to initially focus our neurology development on myasthenia gravis, or MG; multiple sclerosis, or MS; and stiff person syndrome, or SPS. We received IND clearance in November 2023 for a Phase 2 trial in MG, IND clearance in December 2023 for a Phase 2 trial in MS, and IND clearance in June 2024 for a Phase 2 trial in SPS. We received U.S. Food and Drug Administration Orphan Drug Designation in April 2024 for KYV-101 for the treatment of MG. Furthermore, we received U.S. Food and Drug Administration Regenerative Medicine Advanced Therapy (RMAT) designation in July 2024 for KYV-101 for the treatment of SPS. We believe our approach may present a significant advantage over current standard-of-care therapies for autoimmune diseases by aiming to directly deplete B cells and potentially resetting disease-contributing B cells.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes, revenue from our collaboration agreement with Gilead Sciences, Inc., or Gilead, which terminated effective as of January 22, 2024, and from the sale of shares of our common stock in our initial public offering (the “IPO”) in February 2024. Our net losses were $28.8 million and $55.5 million for the three and six months ended June 30, 2024, respectively, compared with $13.1 million and $24.2 million net losses for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $191.5 million. Management has determined that our cash and cash equivalents and available-for-sale marketable securities of $346.2 million as of June 30, 2024 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances or licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

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
•
procure manufacturing of clinical supply and manufacturing operations for our product candidates;
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

Interest Expense

Interest expense consists primarily of interest expense related to our laboratory equipment finance leases.

Other Expense, Net

Other expense, net primarily consists of settlement and revaluation of transactions and accounts payable in foreign currency.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$27,321	$10,405	$16,916	163%
General and administrative	6,114	2,897	3,217	111%
Total operating expenses	33,435	13,302	20,133	151%
Loss from operations	(33,435)	(13,302)	(20,133)	151%
Interest income	4,694	264	4,430	*
Interest expense	(39)	(46)	7	(15)%
Other expense, net	(23)	(7)	(16)	229%
Total other income, net	4,632	211	4,421	*
Net loss	$(28,803)	$(13,091)	$(15,712)	120%

* not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
External costs:
License fees, milestone payments and annual maintenance fees related to acquired technologies	$141	$—	$141	100%
CRO, CMO, professional consulting and other third-party preclinical studies and clinical trials costs	15,914	3,217	12,697	395%
Other research and development costs, including laboratory materials and supplies	628	1,390	(762)	(55)%
Internal costs:
Personnel-related	7,713	3,958	3,755	95%
Facilities and overhead	2,925	1,840	1,085	59%
Total research and development expenses	$27,321	$10,405	$16,916	163%

Research and development expenses increased by $16.9 million, or 163%, from $10.4 million for the three months ended June 30, 2023 to $27.3 million for the three months ended June 30, 2024. License fees of $0.1 million and zero for the three months ended June 30, 2024 and 2023, respectively, mainly included expenses related to the minimum annual royalties payable under our in-licensing agreements. CRO, CMO and other third-party preclinical studies and clinical trial expenses increased by $12.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as we continued advancing our lead product candidate, KYV-101, through clinical development, and we continued to advance KYV-201 through preclinical development. Other research and development costs, including laboratory materials and supplies, decreased by $0.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, mainly due to the timing of procurement of materials for our research and development activities.

Personnel-related research and development costs increased by $3.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as a result of hiring personnel in our research and development organization. Our research and development headcount increased from 52 as of June 30, 2023 to 88 as of June 30, 2024. The increase in personnel-related research and development costs included an increase of $0.6 million in stock-based compensation expense. Facilities and overhead costs increased by $1.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, mainly due to a $0.5 million increase in scientific conference costs, a $0.3 million increase in depreciation expense, a $0.2 million increase in software license expense, a $0.1 million increase in equipment repair costs and a $0.3 million increase in allocated overhead expenses, offset by a $0.3 million decrease in rent expense.

The following table summarizes our external costs by program for the periods presented:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
KYV-101	$13,326	$3,166	$10,160	321%
KYV-201	1,880	510	1,370	269%
Other programs and research and development activities	1,477	931	546	59%
Total external research and development expenses	$16,683	$4,607	$12,076	262%

During the three months ended June 30, 2024, KYV-101 program expenses increased by $10.2 million primarily attributable to a $9.0 million increase in CRO, CMO and other clinical trials costs as we continued to advance KYV-101 through clinical development across two broad areas of autoimmune disease: rheumatology and neurology. KYV-101 program CRO, CMC and other clinical trial costs during the three months ended June 30, 2024 also include $0.8 million of external expense related to the development of our Ingenui-T manufacturing process. Other change relates to a $1.2 million increase in professional consulting costs. KYV-201 expenses for the three months ended June 30, 2024 increased by $1.4 million, mainly due to an increase in CRO, CMO and other third-party preclinical studies, as we continued to advance KYV-201 through preclinical development. Other programs and research and development activities increased by $0.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and include expenses related to our preclinical activities, including reagents, lab supplies, outsourced research and development and professional consulting services.

General and Administrative Expenses

General and administrative expenses increased $3.2 million, or 111%, from $2.9 million for the three months ended June 30, 2023 to $6.1 million for the three months ended June 30, 2024. The increase in general and administrative expenses was primarily attributable to a $1.4 million increase in salaries and benefits, including an increase of $0.3 million in stock-based compensation expense, an increase of $0.7 million in professional services costs related to legal, accounting and consulting services, and a $1.1 million increase in facilities and overhead costs. The increase in the facilities and overhead costs is primarily due to a $0.5 million increase in rent expense, a $0.2 million increase in D&O insurance expenses and a $0.1 million increase in software license expenses.

Interest Income

Interest income increased $4.4 million, from $0.3 million for the three months ended June 30, 2023 to $4.7 million for the three months ended June 30, 2024. The increase primarily relates to increased amounts invested in available-for-sale marketable securities and cash equivalents as well as an increase in interest rates on these securities during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$49,797	$19,116	$30,681	160%
General and administrative	12,996	5,631	7,365	131%
Total operating expenses	62,793	24,747	38,046	154%
Loss from operations	(62,793)	(24,747)	(38,046)	154%
Interest income	7,429	613	6,816	*
Interest expense	(83)	(90)	7	(8)%
Other expense, net	(49)	(10)	(39)	390%
Total other income, net	7,297	513	6,784	*
Net loss	$(55,496)	$(24,234)	$(31,262)	129%

* not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
External costs:
License fees, milestone payments and annual maintenance fees related to acquired technologies	$316	$175	$141	81%
CRO, CMO, professional consulting and other third-party preclinical studies and clinical trials costs	28,371	5,793	22,578	390%
Other research and development costs, including laboratory materials and supplies	1,628	2,875	(1,247)	(43)%
Internal costs:
Personnel-related	14,270	7,111	7,159	101%
Facilities and overhead	5,212	3,162	2,050	65%
Total research and development expenses	$49,797	$19,116	$30,681	160%

Research and development expenses increased by $30.7 million, or 160%, from $19.1 million for the six months ended June 30, 2023 to $49.8 million for the six months ended June 30, 2024. License fees for the six months ended June 30, 2024 and 2023 mainly included expenses related to the minimum annual royalties of $0.3 million payable under our in-licensing agreements during the six months ended June 30, 2024. CRO, CMO and other third-party preclinical studies and clinical trial expenses increased by $22.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as we continued advancing our lead product candidate, KYV-101, through clinical development, and we continued to advance KYV-201 through preclinical development. Other research and development costs, including laboratory materials and supplies, decreased by $1.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, mainly due to the timing of procurement of materials for our research and development activities.

Personnel-related research and development costs increased by $7.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of hiring personnel in our research and development organization. Our research and development headcount increased from 52 as of June 30, 2023 to 88 as of June 30, 2024. The increase in personnel-related research and development costs included an increase of $1.0 million in stock-based compensation expense. Facilities and overhead costs increased by $2.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, mainly due to a $0.6 million increase in scientific conference expense, a $0.5 million increase in software license expense, a $0.4 million increase in depreciation expense, a $0.2 million increase in equipment repair expense and a $0.7 million increase in allocated overhead expenses, partially offset by a $0.3 million decrease in rent expense.

The following table summarizes our external costs by program for the periods presented:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
KYV-101	$24,323	$5,772	$18,551	321%
KYV-201	3,140	1,202	1,938	161%
Other programs and research and development activities	2,852	1,869	983	53%
Total external research and development expenses	$30,315	$8,843	$21,472	243%

During the six months ended June 30, 2024, KYV-101 program expenses increased by $18.6 million, primarily attributable to a $16.4 million increase in CRO, CMO and other clinical trials costs as we continued to advance KYV-101 through clinical development across two broad areas of autoimmune disease: rheumatology and neurology. KYV-101 program CRO, CMO and other clinical trials costs during the six months ended June 30, 2024 also include $2.3 million of external expense related to the development of our Ingenui-T manufacturing process. Other change relates to a $2.1 million increase in profession consulting costs and a $0.2 million in other external costs for KYV-101. KYV-201 expenses for the six months ended June 30, 2024 increased by $1.9 million, mainly due to an increase in CRO, CMO and other third-party preclinical studies, as we continued to advance KYV-201 through preclinical development. Other programs and research and development activities increased by $1.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 and include expenses related to our preclinical activities, including reagents, lab supplies, outsourced research and development and professional consulting services.

General and Administrative Expenses

General and administrative expenses increased $7.4 million, or 131%, from $5.6 million for the six months ended June 30, 2023 to $13.0 million for the six months ended June 30, 2024. The increase in general and administrative expenses was primarily attributable to a $3.8 million increase in salaries and benefits, including an increase of $1.6 million in stock-based compensation expense, an increase of $1.8 million in professional services costs related to legal, accounting and consulting services, and a $1.8 million increase in facilities and overhead costs. The increase in stock-based compensation expense for the six months ended June 30, 2024 includes a one-time stock-based compensation expense of $1.1 million in connection with the CEO note forgiveness. The increase in the facilities and overhead costs is primarily due to a $0.7 million increase in rent expense, a $0.4 million increase in software license expenses, and a $0.3 million increase in D&O insurance expenses.

Interest Income

Interest income increased $6.8 million, from $0.6 million for the six months ended June 30, 2023 to $7.4 million for the six months ended June 30, 2024. The increase primarily relates to increased amounts invested in available-for-sale marketable securities and cash equivalents as well as an increase in interest rates on these securities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through June 30, 2024, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock of $168.0 million, issuances of convertible notes of $2.0 million, an upfront payment of $17.5 million under the Gilead Agreement and net proceeds from the IPO of $336.2 million. As of June 30, 2024, we had $346.2 million in cash, cash equivalents and available-for-sale marketable securities.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2024, we had an accumulated deficit of $191.5 million. Based on the current cash forecast, management has determined that our cash and cash equivalents and available-for-sale marketable securities of $346.2 million as of June 30, 2024 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. This forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(49,700)	$(22,715)
Net cash (used in) provided by investing activities	(190,800)	13,652
Net cash provided by financing activities	337,480	24,762
Net increase in cash and cash equivalents	$96,980	$15,699

Operating Activities

Net cash used in operating activities was $49.7 million and $22.7 million for the six months ended June 30, 2024 and 2023, respectively.

Cash used in operating activities for the six months ended June 30, 2024, was primarily due to our net loss of $55.5 million, decreased by non-cash charges of 3.2 million and increased by a net reduction of $2.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of a $3.6 million stock-based compensation expense, a $1.2 million non-cash lease expense and a $1.0 million depreciation and amortization expense, partially offset by $2.5 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease in operating lease liability of $1.1 million, a decrease in other non-current assets of $0.3 million and a decrease in accrued compensation of $0.1 million, offset by an increase in other current liabilities of $2.6 million, an increase in accounts payable by $1.0 million and an increase in prepaid expense and other current assets of $0.5 million.

Cash used in operating activities for the six months ended June 30, 2023, was primarily due to our net loss of $24.2 million, decreased by non-cash charges of $2.5 million and increased by a net reduction of $1.0 million in our net operating assets and liabilities. The non-cash charges primarily consisted of a $0.9 million stock-based compensation expense, a $0.8 million non-cash lease expense and a $0.8 million depreciation and amortization expense, partially offset by $0.1 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid expense and other current assets of $0.8 million, a decrease in operating lease liability of $0.8 million and a decrease in accrued compensation of $0.3 million, offset by a $0.6 million increase in accounts payable and $0.3 million increase in other current liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024, was $190.8 million, which consisted of $225.2 million of purchases of available-for-sale marketable securities and $1.6 million of purchases of property and equipment, offset by $36.0 million in proceeds from maturities of available-for-sale marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2023, was $13.7 million, which consisted of $13.7 million in proceeds from maturities of available-for-sale marketable securities, partially offset by less than $0.1 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024, was $337.5 million, which consisted of $341.2 million cash proceeds from the issuance of shares of our common stock in the IPO, net of underwriting discount and less than $0.1 million of proceeds from exercises of stock options, partially offset by $3.4 million payments for deferred offering costs and a payment of $0.5 million related to finance lease obligations.

Net provided by financing activities for the six months ended June 30, 2023, was $24.8 million, which consisted of $25.1 million cash proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs and less than $0.1 million of proceeds from exercises of stock options, partially offset by a payment of $0.4 million related to finance lease obligations.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of June 30, 2024.

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of June 30, 2024, except for the sublicensing fee under our Kite Agreement as discussed in Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q under “Kite License Agreement (Related Party)”.

As of June 30, 2024, we leased approximately 68,000 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027. We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of June 30, 2024, our non-cancellable lease obligations were $9.7 million and $1.5 million under operating and finance leases, respectively, of which $2.9 million and $1.0 million related to operating and finance leases, respectively, are due within the next 12 months.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2023 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024. There have been no material changes to our significant accounting policies or critical accounting estimates during the six months ended June 30, 2024, except the fair value of our common stock is the closing price per share on NASDAQ at the grant date for stock-based awards granted as of and subsequent to the IPO.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2024, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2023 and as of June 30, 2024, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas.

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

Remediation Plans

We have begun taking measures, and plan to continue to take measures, to remediate these material weaknesses. These measures include hiring a Vice President of Finance/Corporate Controller and a Head of Information Technology and engaging a third party to assist in documenting the design and implementation of internal controls over the financial reporting process, including general controls over information systems. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We expect to implement new procedures and controls and take efforts to address each of the identified weaknesses during fiscal years 2024 and 2025. These remediation measures will be time-consuming and require financial and operational resources. See Part II, Item 1A. “Risk Factors”.

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Plans”, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
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

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including KYV-101 and KYV-201. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success, and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through June 30, 2024. For the six months ended June 30, 2024 and 2023, we reported a net loss of $55.5 million and $24.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $191.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates, and seek regulatory approvals for our product candidates.

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
•
seek and obtain reimbursement for any of our products that receive regulatory approval as part of the commercialization process;
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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We plan to hire additional financial reporting, internal controls and other finance personnel or consultants in order to develop and implement appropriate internal controls and reporting procedures, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations and prospects may be significantly harmed.

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

We plan to implement formal risk assessment processes and procedures and design sufficient controls to remediate these weaknesses. We intend to hire additional experienced accounting and financial reporting personnel, formalize design and implementation of internal controls over the financial reporting process, including general controls over information systems. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We expect to implement new procedures and controls and take efforts to address each of the identified weaknesses during fiscal years 2024 and 2025, and anticipate that the full remediation of the material weaknesses identified will extend beyond December 31, 2024. These remediation measures will be time-consuming and require financial and operational resources.

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

As of June 30, 2024, we had 112 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

We do not control the design, administration or timing of investigator-initiated trials. In addition, named patient treatments are carried out by independent physicians in a manner that the physician determines to be appropriate, which may be inconsistent from patient to patient and may not be conducted in strict compliance with good clinical practices, or GCPs, which can lead to a treatment effect that may differ from that in our controlled clinical trials. In addition, we rely on each investigator and physician to ensure their own compliance with clinical and regulatory requirements in using our product candidate for investigator-initiated trials and named patient activities, and we could be subject to liability if they are out of compliance. Individual patient results from named patient settings, including, but not limited to, data, experiences, images or videos, are observational, patient-specific and reported by the patients’ respective physicians. Because of our lack of control over the settings in which these patients are given KYV-101, there can be no assurances that any positive results from such named patient activities are attributable to KYV-101, or that administration of KYV-101 to other patients will have similar positive results. Patient data from these trials and named patient activities are not designed to be aggregated or reported as results and may be highly variable.

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

Furthermore, there is no guarantee that we will be able to continue to receive or publicize observational data through investigator-initiated trials or named patient activities using our product candidates. Our supply capabilities may limit the number of patients who are able to enroll in these trials or the number of named patients that can be treated, and we may in the future need to restructure or pause without advance notice such supply in order to enroll sufficient numbers of patients in our sponsored clinical trials, which could prompt adverse publicity or other disruptions. In addition, there is no clear regulatory framework under which we may supply our unapproved investigational product candidate in named patient settings, particularly for multiple named patients, outside of a clinical trial or a compassionate use program that is registered with applicable regulatory authorities. Our single-patient healing attempts are not part of a clinical trial or a compassionate use program that is registered with German regulatory authorities. As a result, if such supply, or our use of data from named patient activities, is found to contravene regulatory requirements, we could potentially be subjected to liability, fines or other consequences, which could be further exacerbated if such patients experience adverse safety events. Furthermore, if we supply our unapproved investigational product candidate to a named patient who would have qualified for enrollment in our KYSA-3 clinical trial in Germany, we may be subject to additional penalties. We also rely on each investigator and physician to ensure their own compliance with clinical and regulatory requirements in using our product candidate for investigator-initiated trials and named patient activities, and could be subject to liability if they are out of compliance.

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

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we or one of our licensing partners may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Our or our licensors’ pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents or our licensors’ patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our or our licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or our licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). In addition, the U.S. Supreme Court recently has changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria, which also could make it more difficult to obtain patents. An adverse outcome in a litigation or proceeding involving our or our licensors’ patents could limit our ability to assert our or our licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Patent terms may be inadequate to protect our competitive position on products or product candidates for an adequate amount of time. If we do not obtain patent term extension for our product candidates, our business may be materially harmed.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining, defending, maintaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

Any of our product candidates and any future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing and distribution of products. Rigorous preclinical studies, clinical trials, and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new product can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of our product candidates will obtain the regulatory approvals necessary for us to begin selling them.

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

We may not be successful in pursuing or maintaining Fast Track or other regulatory designations for our product candidates, and such designations may not actually lead to a faster development or regulatory approval process.

Although we received Fast Track designation for KYV-101 for the treatment of patients with refractory lupus nephritis in May 2023, for KYV-101 for the treatment of patients with myasthenia gravis in December 2023 and for KYV-101 for the treatment of patients with multiple sclerosis in January 2024 and Regenerative Medicine Advanced Therapy (RMAT) designation for KYV-101 for the treatment of SPS in July 2024, these designations do not assure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional FDA procedures. In addition, the FDA may withdraw a Fast Track or other accelerated review designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate. Access to an expedited program may expedite the development or approval process, but it does not change the standards for approval.

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

*We have received Regenerative Medicine Advanced Therapy, or RMAT, designation for KYV-101 for the treatment of stiff-person syndrome, or SPS. This designation may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

In July 2024, we received Regenerative Medicine Advanced Therapy designation for KYV-101 for the treatment of SPS.

A company may request RMAT designation of its product candidate, which designation may be granted if the product meets the following criteria: (1) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

RMAT designation does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

*Failure to comply with data privacy and security laws, regulations and other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, negative publicity, and/or other adverse consequences that could negatively affect our operating results and business.

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

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, which creates new individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Further, the California Privacy Rights Act, or the CPRA amended the CCPA. The changes introduced by the CPRA impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt-outs for certain uses of sensitive data. The amendments ushered in by the CPRA also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required.

Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. New consumer privacy laws entered into force in Connecticut, Colorado, Virginia and Utah in 2023. Additionally, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas and others have adopted privacy laws, which take effect from July 1, 2024 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2024. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above-discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

*Foreign data protection laws, including the European Union’s General Data Protection Regulation, or the EU GDPR, and the UK equivalent of the same, or UK GDPR, together with the EU GDPR, the GDPR, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA, or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Currently, the EU GDPR and UK GDPR remain largely aligned, but a bill to amend the existing UK framework has been reintroduced (in a different form) by the new UK Government and was announced as a bill which has been introduced into Parliament at the King’s speech on July 17, 2024. At this time, there is no specific clarity on the provisions of the bill, or to the extent to which it will amend the UK framework, beyond general descriptions on its intended purpose.. This bill, if passed, may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework.

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

Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. In addition, geopolitical tensions may impact our CMOs. For example, in February 2024, a group of bipartisan U.S. lawmakers called for investigations into the Chinese biotechnology companies WuXi AppTec Co., Ltd., or WuXi AppTec, WuXi’s parent company, and the affiliated WuXi Biologics, including calling for these companies to be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. In May 2024, the House Committee on Oversight and Accountability voted to approve the BIOSECURE Act, which must get through the full House and Senate before the Biden administration could sign it into law. WuXi AppTec has been listed as a biotechnology company “of concern” in the proposed BIOSECURE Act (recently introduced in the U.S. House of Representatives as H.R. 7085 and in the U.S. Senate as S. 3558). While the BIOSECURE Act as currently proposed would restrict purchasing of services or products from WuXi AppTec and other companies of concern in China, it would only impact U.S. companies that contract with or receive funding from the U.S. government. However, passage of the BIOSECURE Act could potentially lead the way for further legislation, sanctions, or restrictions that could potentially impact our relationship with WuXi and the WuXi Agreement due to those entities affiliations with WuXi, which could delay or impact clinical trials and consequently delay or obstruct regulatory approval of our product candidates.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. Initially, the aggregate number of shares of our common stock that could be issued pursuant to stock awards under our 2024 Plan was 4,215,000 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2024 Plan will automatically increase on January 1st of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Only the 16,675,000 shares of our common stock sold in the IPO (unless they were purchased by one of our affiliates) were freely tradable, without restriction, in the public market following the IPO. Additionally, our directors and executive officers and holders of substantially all of our outstanding securities entered into lock-up agreements with the underwriters for the IPO pursuant to which they agreed that they would not, with certain exceptions, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of the representatives of the underwriters. These lock-up agreements expired on August 5, 2024, at which time an additional 26,319,350 shares of our common stock became eligible for sale in the public market; however, shares held by directors, executive officers and other affiliates will continue to be subject to volume limitations under Rule 144 under the Securities Act. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline.

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

The holders of 25,171,265 shares of our outstanding common stock, or approximately 58.3% of our total outstanding common stock as of June 30, 2024, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

As of June 30, 2024, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 49.0% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K and our other periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. We could be an emerging growth company for up to five years following the completion of the IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when we have been a public company for at least 12 calendar months and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Except as set forth below, during the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Name and Title of Director or Officer	Date Adopted	Type of Arrangement	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Dominic Borie, M.D., Ph.D., President, Research and Development*	June 3, 2024	Rule 10b5-1 trading arrangement	Up to 150,000 shares	September 1, 2025 or such earlier date upon which all transactions are completed or expire without execution
Peter Maag, Ph.D., Chief Executive Officer and a Director	June 3, 2024	Rule 10b5-1 trading arrangement	Up to 380,000 shares	May 6, 2026 or such earlier date upon which all transactions are completed or expire without execution
Ryan Jones, Chief Financial Officer	June 4, 2024	Rule 10b5-1 trading arrangement	Up to 74,929 shares	December 31, 2025 or such earlier date upon which all transactions are completed or expire without execution

* The Rule 10b5-1 trading arrangement was adopted by The Borie Family Trust, dated November 9, 2005, a trust of which Dr. Borie is the trustee.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
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

KYVERNA THERAPEUTICS, INC.

Date: August 12, 2024	By:	/s/ Peter Maag, Ph.D.
Peter Maag, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Ryan Jones
Ryan Jones
Chief Financial Officer (Principal Financial and Accounting Officer)