Form 10-Q
period 2024-09-30
Kyverna Therapeutics, Inc.
filed 2024-11-13
CIK 1994702

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 43,171,612 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Kyverna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$104,663	$34,647
Available-for-sale marketable securities	216,924	22,896
Prepaid expenses and other current assets	3,787	3,121
Total current assets	325,374	60,664
Restricted cash	564	565
Property and equipment, net	3,151	2,326
Operating lease right-of-use assets	7,153	6,494
Finance lease right-of-use assets	1,078	1,790
Other non-current assets	1,876	3,356
Total assets	$339,196	$75,195
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$9,932	$4,358
Accrued compensation	4,440	2,812
Accrued license expense – related party	6,250	6,250
Other accrued expenses and current liabilities	6,432	3,519
Operating lease liabilities, short-term portion	3,000	1,964
Finance lease liabilities, short-term portion	931	956
Total current liabilities	30,985	19,859
Operating lease liabilities, net of short-term portion	4,968	5,238
Finance lease liabilities, net of short-term portion	237	921
Other non-current liabilities	296	—
Total liabilities	36,486	26,018
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, no par value; no shares authorized, issued and outstanding as of September 30, 2024; $0.00001 par value, 114,556,997 shares authorized as of December 31, 2023; 114,556,997 shares issued and outstanding as of December 31, 2023; liquidation preference of $181,273 as of December 31, 2023	—	180,574
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding as of September 30, 2024; no shares authorized, issued, and outstanding as of December 31, 2023	—	—
Common stock, $0.00001 par value; 490,000,000 and 140,492,016 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 43,167,337 and 1,250,103 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	528,588	4,642
Accumulated other comprehensive income	153	4
Accumulated deficit	(226,031)	(136,043)
Total stockholders’ equity (deficit)	302,710	(131,397)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$339,196	$75,195

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$29,193	$13,644	$78,990	$32,760
General and administrative	9,577	2,638	22,573	8,269
Total operating expenses	38,770	16,282	101,563	41,029
Loss from operations	(38,770)	(16,282)	(101,563)	(41,029)
Interest income	4,355	880	11,784	1,493
Interest expense	(32)	(50)	(115)	(140)
Other expense, net	(45)	(13)	(94)	(23)
Total other income, net	4,278	817	11,575	1,330
Net loss	(34,492)	(15,465)	(89,988)	(39,699)
Other comprehensive income
Unrealized gain on available-for-sale marketable securities, net	190	5	149	31
Total other comprehensive income	190	5	149	31
Net loss and other comprehensive income (loss)	$(34,302)	$(15,460)	$(89,839)	$(39,668)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(23.27)	$(2.45)	$(62.75)
Weighted-average shares of common stock outstanding, basic and diluted	43,155,858	664,656	36,702,183	632,624

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2023	114,556,997	$180,574	1,250,103	$—	$4,642	$(136,043)	$4	$(131,397)
Issuance of common stock upon initial public offering, net of underwriting commissions and issuance costs of $30,686	—	—	16,675,000	—	336,164	—	—	336,164
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(114,556,997)	(180,574)	25,171,265	—	180,574	—	—	180,574
Common shares issued upon exercise of options	—	—	18,876	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	2,278	—	—	2,278
Vesting of early exercised options and restricted stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(26,693)	—	(26,693)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	—	$—	43,115,244	$—	$523,728	$(162,736)	$(1)	$360,991
Common shares issued upon exercise of options	—	—	31,608	—	73	—	—	73
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Net loss	—	—	—	—	—	(28,803)	—	(28,803)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(36)	(36)
Balance as of June 30, 2024	—	$—	43,146,852	$—	$525,085	$(191,539)	$(37)	$333,509
Common shares issued upon exercise of options	—	—	20,485	—	90	—	—	90
Stock-based compensation expense	—	—	—	—	3,413	—	—	3,413
Net loss	—	—	—	—	—	(34,492)	—	(34,492)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	190	190
Balance as of September 30, 2024	—	$—	43,167,337	$—	$528,588	$(226,031)	$153	$302,710

Balance as of December 31, 2022	82,504,003	$120,674	1,007,537	$—	$1,706	$(75,677)	$(26)	$(73,997)
Common shares issued upon exercise of options	—	—	9,412	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	468	—	—	468
Vesting of early exercised options and restricted stock	—	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	(11,143)	—	(11,143)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	18	18
Balance as of March 31, 2023	82,504,003	$120,674	1,016,949	$—	$2,216	$(86,820)	$(8)	$(84,612)
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $51	13,414,178	25,059	—	—	—	—	—	—
Common shares issued upon exercise of options	—	—	33,737	—	36	—	—	36
Stock-based compensation expense	—	—	—	—	447	—	—	447
Vesting of early exercised options and restricted stock	—	—	—	—	17	—	—	17
Net loss	—	—	—	—	—	(13,091)	—	(13,091)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	8	8
Balance as of June 30, 2023	95,918,181	$145,733	1,050,686	$—	$2,716	$(99,911)	$—	$(97,195)
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $49	18,638,816	34,841	—	—	—	—	—	—
Common shares issued upon exercise of options	—	—	100,574	—	310	—	—	310
Stock-based compensation expense	—	—	—	—	521	—	—	521
Vesting of early exercised options and restricted stock	—	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	(15,465)	—	(15,465)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	5	5
Balance as of September 30, 2023	114,556,997	$180,574	1,151,260	$—	$3,565	$(115,376)	$5	$(111,806)

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(89,988)	$(39,699)
Adjustments to reconcile net loss to net cash used by operations:
Stock-based compensation	6,975	1,436
Accretion of discounts on available-for-sale marketable securities	(5,428)	(510)
Depreciation and amortization expense	1,570	1,245
Non-cash lease expense	1,859	1,266
Changes in assets and liabilities:
Prepaid expense and other current assets	(666)	(207)
Other non-current assets	(995)	(37)
Accounts payable	6,034	1,104
Accrued compensation	1,628	444
Other accrued expenses and current liabilities	3,278	2,327
Other non-current liabilities	296	—
Operating lease liability	(1,752)	(1,216)
Net cash used in operating activities	(77,189)	(33,847)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(362,751)	(53,862)
Proceeds from maturities of available-for-sale marketable securities	174,300	13,683
Purchases of property and equipment	(1,673)	(287)
Net cash used in provided by investing activities	(190,124)	(40,466)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting commissions	341,171	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	59,900
Proceeds from exercise of common stock options	227	370
Principal paid on finance lease liabilities	(709)	(562)
Payments for offering costs	(3,361)	(156)
Net cash provided by financing activities	337,328	59,552
Net increase (decrease) in cash and cash equivalents and restricted cash	70,015	(14,761)
Cash, cash equivalents and restricted cash, at beginning of period	35,212	38,289
Cash, cash equivalents and restricted cash, at end of period	$105,227	$23,528

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	104,663	22,967
Restricted cash	564	561
Cash, cash equivalents and restricted cash at end of period	$105,227	$23,528

Supplemental disclosure for non-cash investing and financing activities
Conversion of 114,556,997 shares of redeemable convertible preferred stock to common stock upon the closing of initial public offering	$180,574	$—
Unpaid deferred offering costs included in accounts payable and other current liabilities	$—	$729
Purchases of property and equipment in accounts payable	$10	$—
Vesting of restricted stock	$6	$53
Right-of-use asset obtained in exchange for operating and finance lease liability	$2,518	$854
Supplemental disclosure of cash flow information
Cash paid for interest	$115	$140

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

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of September 30, 2024, the Company has an accumulated deficit of $226.0 million. The Company had net losses of $90.0 million and $39.7 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sale of shares of its common stock in the IPO. As of September 30, 2024, the Company had cash and cash equivalents and available-for-sale marketable securities of $321.6 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities, including preclinical studies and clinical trials. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects that the adoption of this standard will have an impact on segment disclosures included in its financial statements and will not have an impact on the Company’s operating results, cash flows or its financial position.

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

The Company’s fair value hierarchy for its cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis as of September 30, 2024, was as follows (in thousands):

	Fair Value Measurements
As of September 30, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$60,794	$60,794	$—	$—
Corporate debt obligations	38,927	—	38,927	—
U.S. Treasury bills	2,391	—	2,391	—
Available-for-sale marketable securities
U.S. Treasury notes	30,196	—	30,196	—
U.S. Treasury bills	186,728	—	186,728	—
Total fair value of assets	$319,036	$60,794	$258,242	$—

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and available-for-sale marketable securities. Cash equivalents consisted of money market funds, corporate debt obligations and U.S. Treasury bills, and available-for-sale marketable securities consisted of U.S. Treasury notes and bills. The Company obtains pricing information from its investment manager and generally determines the fair value of available-for-sale marketable securities using standard observable inputs, including reported trades, broker/dealer quotes and bids and/or offers. The Company recognizes transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs.

4. Available-for-Sale Marketable Securities

As of September 30, 2024, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and corporate debt obligations with contractual maturities on various dates within the next 12 months.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of September 30, 2024 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2024:	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$60,794	$—	$—	$60,794
U.S. Treasury obligations ($2,391 included in cash and cash equivalents)	$219,162	$153	$—	$219,315
Corporate debt obligations (included in cash and cash equivalents)	38,927	1	(1)	38,927
Total available-for-sale marketable securities	$318,883	$154	$(1)	$319,036

As of September 30, 2024, $102.1 million was included in cash equivalents and $216.9 million was included in available-for-sale marketable securities.

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

As of September 30, 2024 and December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment losses on its investments.

As of each of September 30, 2024 and December 31, 2023, accrued interest receivable was $0.3 million and zero, respectively, and included in the fair value of available-for-sale marketable securities and cash equivalents. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. During the three and nine months ended September 30, 2024, the Company did not write off any accrued interest receivables.

5. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$3,976	$3,409
Furniture and fixtures	1,121	622
Leasehold improvements	915	645
Computer equipment and software	485	138
Property and equipment, gross	6,497	4,814
Less accumulated depreciation	(3,346)	(2,488)
	$3,151	$2,326

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. No benchmark royalties were probable or payable as of September 30, 2024 and December 31, 2023.

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

No milestone payments were probable or payable as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, the Company recognized the total sublicensing fee of $6.3 million as current accrued license expense - related party, of which $2.5 million became payable as a result of the qualified financing. The Company expects to pay such amount of $2.5 million by end-of-year 2024. The remaining $3.8 million was available to be offset against future milestones payable by Gilead under the Gilead Agreement; however, due to the termination of the Gilead Agreement, there are no future milestones payable to offset the sublicensing fee, and the payment schedule for the remaining $3.8 million of the sublicensing fee has not been agreed to by the Company and Gilead.

The annual maintenance fee, patent prosecution costs and minimal annual royalties are expensed as incurred and were minimal for each of the three and nine months ended September 30, 2024 and 2023.

7. Commitments and Contingent Liabilities

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite (see Note 6), pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events. No such milestones were achieved or probable as of September 30, 2024 and December 31, 2023. The Company is required to pay royalties on sales of products developed under these agreements. The Company’s product candidates were in clinical trials or the pre-clinical stage of development as of September 30, 2024 and December 31, 2023, and no such royalties were due.

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes.

These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company did not expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of September 30, 2024.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024 and December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible.

Leases

As of September 30, 2024, the Company leased 68,153 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027.

The Company has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases. Some of the Company’s office and lab space were leased under short-term lease agreements during the three and nine months ended September 30, 2023.

Components of the lease expense for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease cost	$854	$602	$2,398	$1,821
Finance lease cost:
Amortization of right-of-use assets	237	216	712	607
Interest on lease liabilities	33	49	115	140
Short-term lease cost	—	—	—	1
Variable lease cost	262	246	814	730
Total lease expense	$1,386	$1,113	$4,039	$3,299

Supplemental cash flow information related to leases was as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$811	$602	$2,245	$1,769
Operating cash flows from finance leases	33	49	115	140
Financing cash flows from finance leases	241	206	709	562
Right-of-use assets obtained in exchange for lease obligations upon inception of lease (noncash):
Operating leases	—	—	2,518	—
Finance leases	—	110	—	854

The following is a schedule by year of future payments of the Company’s lease liabilities as of September 30, 2024 (in thousands):

	Operating Leases	Finance Leases

2024 (remainder of the year)	$816	$274
2025	3,563	887
2026	4,046	179
2027	446	—
Total lease payments	8,871	1,340
Less interest	(903)	(172)
Total lease liability balance	7,968	1,168
Less: current portion	(3,000)	(931)
Non-current lease liabilities	$4,968	$237

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of September 30, 2024, were 2.4 years and 9%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of September 30, 2024, were 1.3 years and 11%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2023, were 3.1 years and 8%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of December 31, 2023, were 2.0 years and 11%, respectively. The discount rates were based on the Company’s estimate of its incremental borrowing rate, as the discount rates implicit in the leases could not be readily determined. As the Company does not have any outstanding debt, the Company estimated the incremental borrowing rate based on its estimated credit rating and available market information.

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

9. Common Stock

As of September 30, 2024 and December 31, 2023, common stock reserved for future issuance was as follows:

	September 30,	December 31,
	2024	2023
Redeemable convertible preferred stock, as converted	—	25,171,265
Outstanding stock option awards (349,321 shares issued in connection with the early exercised options for a non-recourse promissory note are excluded from shares reserved for issuance as of December 31, 2023 and none as of September 30, 2024)	7,112,778	3,960,713
ESPP shares available for future grants	422,000	—
Unvested RSUs	544,851	—
Shares available for future grants	4,328,251	487,650
Total shares reserved for future issuance	12,407,880	29,619,628

Early Exercise of Options for a Promissory Note

In December 2022, the Company’s former chief executive officer (the “Former CEO”), a then-related party, early exercised options for 349,321 shares of common stock in exchange for a partial recourse promissory note receivable with the principal amount of $1.1 million. The note bore interest at 4.27% per annum and was to be due in December 2027. For accounting purposes, the promissory note was determined to be non-recourse and, as such, the issuance of the promissory note and subsequent early exercise of stock options were considered not substantive. While the issued shares were not considered outstanding for accounting purposes, they were legally issued and had voting and dividend rights. The shares were included in common stock on the statement of redeemable convertible preferred stock and stockholders’ deficit as of December 31, 2023, and were not included in the calculation of net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023.

On January 12, 2024, the Company and the Former CEO entered into a note forgiveness letter, pursuant to which the promissory note and all accrued interest thereon in an aggregate amount of $1.1 million were forgiven. As the shares subject to the options that were early exercised were vested as of the date of the forgiveness of the note, these are included in the calculation of net loss per share attributable to common stockholders from the date of the note’s forgiveness. The Company concluded that the note forgiveness was effectively a repricing of options and is a modification. Therefore, the incremental stock-based compensation expense was recognized for the vested shares at the modification date (see Note 10).

10. Equity Incentive Plans

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

As of September 30, 2024, ISOs, NSOs and RSUs had been granted under the 2024 Plan. As of September 30, 2024, 2,903,178 shares of the Company’s common stock were reserved for issuance under the 2024 Plan.

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

In September 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The Company reserved 4,000,000 shares of common stock for future issuance under the Inducement Plan. As of September 30, 2024, 2,579,259 shares were granted and 1,420,741 shares were available for future grant under the Inducement Plan.

Stock Options

Stock options issued under the 2019 Plan, 2024 Plan and the Inducement Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements and the Company’s severance policies.

A summary of option activity under the 2019 Plan, 2024 Plan and the Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023 *	4,310,034	$4.09	9.09	$11,810
Options granted	3,539,804	$8.29
Options exercised *	(420,290)	$3.15
Options forfeited	(312,739)	$10.18
Options expired	(4,031)	$4.42
Outstanding at September 30, 2024	7,112,778	$5.97	7.52	$2,854
Exercisable at September 30, 2024 **	1,851,204	$3.55	6.43	$2,486
Vested and expected to vest at September 30, 2024	7,112,778	$5.97	7.52	$2,854

* Outstanding number of options as of December 31, 2023 excludes 349,321 shares of common stock issued in connection with the early exercised options for a non-recourse promissory note, which were not considered substantive for accounting purposes. These shares are included in the number of options exercised during the nine months ended September 30, 2024, upon the note forgiveness in January 2024 (see Note 9).

** Includes 885,937 shares of unvested stock options for which the holders have the right to early exercise such options as of September 30, 2024.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the three and nine months ended September 30, 2024 was $5.43 and $6.43, respectively. The weighted-average grant date fair value of options granted for the three and nine months ended September 30, 2023 was $3.32 and $3.01, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2024 was $0.1 million and $3.5 million, respectively, and is calculated as the difference between the exercise price and the fair value of common stock as of the exercise date. The intrinsic value of options exercised during the three and nine months ended September 30, 2023 was $0.1 million and $0.2 million, respectively.

Restricted Stock Units

During the nine months ended September 30, 2024, the Company granted RSU awards for 464,143 shares with a weighted-average price per share of $7.35 and performance RSU awards for 100,000 shares with a weighted-average price per share of $8.05. RSU shares vest over a four-year period. Performance RSU shares vest in full upon the Company receiving certain regulatory approvals within 36 months from the grant date. During the nine months ended September 30, 2024, 19,292 RSUs were forfeited. As of September 30, 2024, no RSU shares were vested and 544,851 RSUs remained unvested. The estimated fair value of RSUs granted was $4.2 million. The fair value of the RSUs equals the fair value of the Company's common stock as of the grant date. As of September 30, 2024, total unrecognized compensation expense for RSUs was $3.9 million, of which $3.1 million for time-vesting RSUs is expected to be recognized over weighted-average period of 3.7 years. Compensation expense of $0.8 million for performance RSUs is expected to be recognized upon satisfaction of the performance criteria.

Early Exercise of Employee Options

Certain employees received stock options prior to the IPO that allow for exercise of the stock option prior to vesting. The shares of common stock issued upon an early exercise that have not yet vested are subject to repurchase by the Company in the event of termination of the holder’s continuous status as a service provider, at the price paid by the holder.

Proceeds from the early exercise of stock options are recorded as repurchase liability, and as shares vest, they are recognized as additional paid-in capital in the balance sheets. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules, and the Company recognizes stock-based compensation expense related to these options as they continue to vest. As of September 30, 2024 and December 31, 2023 , there was zero and less than $0.1 million repurchase liability related to the unvested shares, respectively. As of September 30, 2024 and December 31, 2023, zero and 8,125 common stock shares, respectively, remained subject to the right of repurchase as a result of the early exercise of stock options and are included in common stock outstanding. Early exercises as of

December 31, 2023 exclude 349,321 shares of common stock issued in connection with the early exercised options for a non-recourse promissory note, which are not considered substantive for accounting purposes (see Note 9).

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

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30		Nine Months Ended September 30,
	2024	2023	2024	2023

Expected volatility	92.9%-94.0%	91% - 92%	92.9%-94.0%	91% - 95%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.77-6.08	5.9 - 6.1	5.77-6.08	5.9 - 6.1
Risk-free interest rate	3.5%-4.4%	3.9%	3.5%-4.4%	3.9%

The following table presents the classification of stock-based compensation expense related to stock options granted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$966	$195	$2,243	$445
General and administrative	2,447	326	4,732	991
Total stock-based compensation expense	$3,413	$521	$6,975	$1,436

In January 2024, in connection with the Former CEO note forgiveness (see Note 9), the Company recognized stock-based compensation expense of $1.1 million in general and administrative expenses in the statement of operations and comprehensive loss for the nine months ended September 30, 2024. In September 2024, in connection with the entry into a separation agreement with the Former CEO, the Company recognized stock-based compensation expense of $1.7 million related to modification of certain vesting terms in the Former CEO's stock-based awards, which was recorded in general and administrative expenses in the statement of operations and comprehensive loss for the three and nine months ended September 30, 2024. As of September 30, 2024, total unrecognized stock-based compensation expense related to stock options was $27.1 million, which is expected to be recognized over weighted-average period of 3.3 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(34,492)	$(15,465)	$(89,988)	$(39,699)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	43,155,858	664,656	36,702,183	632,624
Net loss per share attributable to common stockholders, basic and diluted:	$(0.80)	$(23.27)	$(2.45)	$(62.75)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of September 30,
	2024	2023
Redeemable convertible preferred stock, as converted	—	25,171,265
Options issued and outstanding	7,112,778	2,338,555
Unvested early exercised common stock options	—	381,822
Unvested RSUs	544,851	—
	7,657,629	27,891,642

12. Related Party Transactions

For the three and nine months ended September 30, 2024, the Company recorded zero and less than $0.1 million, respectively, to deferred offering costs related to an advisory services agreement with one of its board members.

On January 12, 2024, the Company and the Former CEO entered into a note forgiveness letter, pursuant to which the promissory note and all accrued interest thereon in an aggregate amount of $1.1 million were forgiven. The promissory note was issued by the Former CEO in December 2022 in connection with early exercised options (see Note 9).

In September 2024, the Company’s Former CEO resigned and entered into a consulting agreement for six months that can be extended by both parties for an additional 12 months. The Former CEO is eligible to receive $0.6 million as severance benefits, monthly consulting fees of $45,833.33 per month and health benefits for up to 12 months. The Former CEO's outstanding option awards will continue vesting as per the original terms until June 2025, if the consulting agreement is continuing until then. The Company concluded that the Former CEO does not provide substantive services for accounting purposes after his resignation. In connection with the Former CEO’s resignation, the Company recognized $2.6 million as general and administrative expenses as related to severance benefits and stock awards modification for the three and nine months ended September 30, 2024. The Company recognized $1.7 million in stock-based compensation expense included within additional paid in capital, $0.6 million in other accrued expenses and current liabilities and $0.3 million as other non-current liabilities on the condensed balance sheet as of September 30, 2024.

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

We intend to initially focus our neurology development on myasthenia gravis, or MG; multiple sclerosis, or MS; and stiff person syndrome, or SPS. We received IND clearance in November 2023 for a Phase 2 trial in MG, IND clearance in December 2023 for a Phase 2 trial in MS, and IND clearance in June 2024 for a Phase 2 trial in SPS. We received U.S. Food and Drug Administration Orphan Drug Designation in April 2024 for KYV-101 for the treatment of MG. Furthermore, we received U.S. Food and Drug Administration Regenerative Medicine Advanced Therapy (RMAT) designation for KYV-101 for the treatment of SPS in July 2024, and for the treatment of MG in August 2024. We believe our approach may present a significant advantage over current standard-of-care therapies for autoimmune diseases by aiming to directly deplete B cells and potentially resetting disease-contributing B cells.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes, revenue from our collaboration agreement with Gilead Sciences, Inc., or Gilead, which terminated effective as of January 22, 2024, and from the sale of shares of our common stock in our initial public offering (the “IPO”) in February 2024. Our net losses were $34.5 million and $90.0 million for the three and nine months ended September 30, 2024, respectively, compared with $15.5 million and $39.7 million net losses for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $226.0 million. Management has determined that our cash and cash equivalents and available-for-sale marketable securities of $321.6 million as of September 30, 2024 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances or licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

Macroeconomic Trends

We may be affected by worldwide economic conditions and challenges, such as the effects of the ongoing geopolitical conflicts in Ukraine, the Israel-Hamas war, the conflict between Israel and Iran, tensions in United States-China relations, disruptions in the banking industry and inflationary trends. The fiscal years 2023 and 2022 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics continue into 2024, and these and similar adverse market conditions may negatively impact our business, financial position and results of operations. For further discussion of the potential impacts of macroeconomic events on us, refer to the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$29,193	$13,644	$15,549	114%
General and administrative	9,577	2,638	6,939	263%
Total operating expenses	38,770	16,282	22,488	138%
Loss from operations	(38,770)	(16,282)	(22,488)	138%
Interest income	4,355	880	3,475	395%
Interest expense	(32)	(50)	18	(36)%
Other expense, net	(45)	(13)	(32)	246%
Total other income, net	4,278	817	3,461	424%
Net loss	$(34,492)	$(15,465)	$(19,027)	123%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
External costs:
License fees, milestone payments and annual maintenance fees related to acquired technologies	$51	$—	$51	100%
CRO, CMO, professional consulting and other third-party preclinical studies and clinical trials costs	17,097	6,487	10,610	164%
Other research and development costs, including laboratory materials and supplies	386	1,243	(857)	(69)%
Internal costs:
Personnel-related	8,293	4,492	3,801	85%
Facilities and overhead	3,366	1,422	1,944	137%
Total research and development expenses	$29,193	$13,644	$15,549	114%

Research and development expenses increased by $15.5 million, or 114%, from $13.6 million for the three months ended September 30, 2023 to $29.2 million for the three months ended September 30, 2024. CRO, CMO and other third-party preclinical studies and clinical trial expenses increased by $10.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as we continued advancing our lead product candidate, KYV-101, through clinical development, and we continued to advance KYV-201 through preclinical development. Other research and development costs, including laboratory materials and supplies, decreased by $0.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, mainly due to the procurement of materials for our research and development activities.

Personnel-related research and development costs increased by $3.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as a result of hiring personnel in our research and development organization. The increase in personnel-related research and development costs included an increase of $0.8 million in stock-based compensation expense. Facilities and overhead costs increased by $1.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, mainly due to a $0.4 million increase in software license expense, a $0.4 million increase in recruiting costs of R&D personnel, a $0.3 million increase in depreciation expense, a $0.2 million increase in scientific conference costs, and a $0.5 million increase in allocated overhead expenses and a $0.2 million increase in rent expense.

The following table summarizes our external costs by program for the periods presented:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
KYV-101	$15,794	$5,201	$10,593	204%
KYV-201	624	1,492	(868)	-58%
Other programs and research and development activities	1,116	1,037	79	8%
Total external research and development expenses	$17,534	$7,730	$9,804	127%

During the three months ended September 30, 2024, KYV-101 program expenses increased by $10.6 million primarily attributable to a $9.8 million increase in CRO, CMO and other clinical trials costs as we continued to advance KYV-101 through clinical development across two broad areas of autoimmune disease: rheumatology and neurology. KYV-101 program CRO, CMC and other clinical trial costs during the three months ended September 30, 2024 also include a $0.9 million increase of external expense related to the development of our Ingenui-T manufacturing process. Other change relates to a $0.8 million increase in professional consulting costs and a $0.1 million increase in other external costs. KYV-201 expenses for the three months ended September 30, 2024 decreased by $0.9 million, mainly due to an decrease in CRO, CMO and other third-party preclinical studies. Other programs and research and development activities increased by $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and include expenses related to our preclinical activities, including reagents, lab supplies, outsourced research and development and professional consulting services.

General and Administrative Expenses

General and administrative expenses increased $7.0 million, or 263%, from $2.6 million for the three months ended September 30, 2023 to $9.6 million for the three months ended September 30, 2024. The increase in general and administrative expenses was primarily attributable to a $4.2 million increase in salaries and benefits, including an increase of $2.1 million in stock-based compensation expense, an increase of $2.4 million in professional services costs related to legal, accounting and consulting services, and a $0.7 million increase in facilities and overhead costs. The increase in stock-based compensation expense is primarily due to a one-time stock-based modification expense of $1.7 million related to the departure of the Former Chief Executive Officer (Former CEO) in September 2024. The increase in the facilities and overhead costs is primarily due to a $0.1 million increase in rent expense, a $0.2 million increase in D&O insurance expenses and a $0.1 million increase in software license expenses.

Interest Income

Interest income increased $3.5 million, from $0.9 million for the three months ended September 30, 2023 to $4.4 million for the three months ended September 30, 2024. The increase primarily relates to increased amounts invested in available-for-sale marketable securities and cash equivalents following the IPO in February 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$78,990	$32,760	$46,230	141%
General and administrative	22,573	8,269	14,304	173%
Total operating expenses	101,563	41,029	60,534	148%
Loss from operations	(101,563)	(41,029)	(60,534)	148%
Interest income	11,784	1,493	10,291	689%
Interest expense	(115)	(140)	25	(18)%
Other expense, net	(94)	(23)	(71)	309%
Total other income, net	11,575	1,330	10,245	770%
Net loss	$(89,988)	$(39,699)	$(50,289)	127%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
External costs:
License fees, milestone payments and annual maintenance fees related to acquired technologies	$366	$175	$191	109%
CRO, CMO, professional consulting and other third-party preclinical studies and clinical trials costs	45,458	12,283	33,175	270%
Other research and development costs, including laboratory materials and supplies	2,015	4,122	(2,107)	(51)%
Internal costs:
Personnel-related	22,563	11,603	10,960	94%
Facilities and overhead	8,588	4,577	4,011	88%
Total research and development expenses	$78,990	$32,760	$46,230	141%

Research and development expenses increased by $46.2 million, or 141%, from $32.8 million for the nine months ended September 30, 2023 to $79.0 million for the nine months ended September 30, 2024. CRO, CMO and other third-party preclinical studies and clinical trial expenses increased by $33.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as we continued advancing our lead product candidate, KYV-101, through clinical development, and we continued to advance KYV-201 through preclinical development. Other research and development costs, including laboratory materials and supplies, decreased by $2.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, mainly due to the procurement of materials for our research and development activities.

Personnel-related research and development costs increased by $11.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as a result of hiring personnel in our research and development organization. The increase in personnel-related research and development costs included an increase of $1.8 million in stock-based compensation expense. Facilities and overhead costs increased by $3.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, mainly due to a $1.0 million increase in software license expense, a $0.8 million increase in scientific conference expense, a $0.7 million increase in depreciation expense, a $0.4 million increase in recruiting costs of R&D personnel, a $0.2 million increase in equipment repair expense and a $1.1 million increase in allocated overhead expenses, partially offset by a $0.2 million decrease in rent expense.

The following table summarizes our external costs by program for the periods presented:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
KYV-101	$40,117	$10,984	$29,133	265%
KYV-201	3,763	2,694	1,069	40%
Other programs and research and development activities	3,959	2,902	1,057	36%
Total external research and development expenses	$47,839	$16,580	$31,259	189%

During the nine months ended September 30, 2024, KYV-101 program expenses increased by $29.1 million, primarily attributable to a $24.0 million increase in CRO, CMO and other clinical trials costs as we continued to advance KYV-101 through clinical development across two broad areas of autoimmune disease: rheumatology and neurology. KYV-101 program CRO, CMO and other clinical trials costs during the nine months ended September 30, 2024 also include a $2.2 million increase in external expense related to the development of our Ingenui-T manufacturing process. Other change relates to a $2.8 million increase in profession consulting costs and a $0.1 million increase in other external costs for KYV-101. KYV-201 expenses for the nine months ended September 30, 2024 increased by $1.1 million, mainly due to an increase in CRO, CMO and other third-party preclinical studies, as we continued to advance KYV-201 through preclinical development. Other programs and research and development activities increased by $1.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 and include expenses related to our preclinical activities, including reagents, lab supplies, outsourced research and development and professional consulting services.

General and Administrative Expenses

General and administrative expenses increased $14.3 million, or 173%, from $8.3 million for the nine months ended September 30, 2023 to $22.6 million for the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily attributable to a $8.1 million increase in salaries and benefits, including an increase of $3.7 million in stock-based compensation expense, an increase of $4.2 million in professional services costs related to legal, accounting and consulting services, and a $2.4 million increase in facilities and overhead costs. The increase in stock-based compensation expense for the nine months ended September 30, 2024 includes a one-time stock-based compensation expense of $1.1 million in connection with the Former CEO note forgiveness in January 2024, as well as a one-time stock-based modification expense of $1.7 million related to the departure of the Former CEO in September 2024. The increase in the facilities and overhead costs is primarily due to a $0.8 million increase in rent expense, a $0.5 million increase in software license expenses, and a $0.5 million increase in D&O insurance expenses.

Interest Income

Interest income increased $10.3 million, from $1.5 million for the nine months ended September 30, 2023 to $11.8 million for the nine months ended September 30, 2024. The increase primarily relates to increased amounts invested in available-for-sale marketable securities and cash equivalents following the IPO in February 2024, partially offset by a decrease in interest rates on these securities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through September 30, 2024, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock of $168.0 million, issuances of convertible notes of $2.0 million, an upfront payment of $17.5 million under the Gilead Agreement and net proceeds from the IPO of $336.2 million. As of September 30, 2024, we had $321.6 million in cash, cash equivalents and available-for-sale marketable securities.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2024, we had an accumulated deficit of $226.0 million. Based on the current cash forecast, management has determined that our cash and cash equivalents and available-for-sale marketable securities of $321.6 million as of September 30, 2024 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. This forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(77,189)	$(33,847)
Net cash used in investing activities	(190,124)	(40,466)
Net cash provided by financing activities	337,328	59,552
Net increase in cash and cash equivalents	$70,015	$(14,761)

Operating Activities

Net cash used in operating activities was $77.2 million and $33.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Cash used in operating activities for the nine months ended September 30, 2024, was primarily due to our net loss of $90.0 million, decreased by non-cash charges of 5.0 million and decreased by a net reduction of $7.8 million in our net operating assets and liabilities. The non-cash charges primarily consisted of a $7.0 million stock-based compensation expense, a $1.9 million non-cash lease expense and a $1.6 million depreciation and amortization expense, partially offset by $5.4 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $6.0 million, an increase in other current liabilities of $3.3 million, an increase in accrued compensation of $1.6 million, partially offset by a decrease in operating lease liability of $1.8 million, an increase in in other non-current assets of $0.9 million and an increase in prepaid expense and other current assets of $0.7 million.

Cash used in operating activities for the nine months ended September 30, 2023, was primarily due to our net loss of $39.7 million, decreased by non-cash charges of $3.4 million and decreased by a net increase of $2.4 million in our net operating assets and liabilities. Non-cash changes primarily consisted of a $1.4 million stock-based compensation expense, a $1.3 million non-cash lease expense and a $1.2 million depreciation and amortization expense, partially offset by $0.5 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to an increase in other liabilities of $2.3 million, an increase in accounts payable of $1.1 million as we increased our operations and spending and an increase in accrued compensation of $0.4 million, offset by a $1.2 million decrease in operating lease liability and a $0.2 million increase in prepaid expense and other current assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024, was $190.1 million, which consisted of $362.8 million of purchases of available-for-sale marketable securities and $1.7 million of purchases of property and equipment, offset by $174.3 million in proceeds from maturities of available-for-sale marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2023, was $40.5 million, which consisted of $53.9 million of purchases of available-for-sale marketable securities and $0.3 million of purchases of property and equipment, offset by $13.7 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, was $337.3 million, which consisted of $341.2 million cash proceeds from the issuance of shares of our common stock in the IPO, net of underwriting discount and $0.2 million of proceeds from exercises of stock options, partially offset by $3.4 million payments for deferred offering costs and a payment of $0.7 million related to finance lease obligations.

Net cash provided by financing activities for the nine months ended September 30, 2023, was $59.6 million, which consisted of $59.9 million net cash proceeds from our issuance of shares of Series B Preferred Stock and $0.4 million of proceeds from exercises of stock options, partially offset by a payment of $0.6 million related to finance lease obligations and payment of $0.2 million related to deferred initial public offering costs.

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

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of September 30, 2024, except for the sublicensing fee under our Kite Agreement as discussed in Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q under “Kite License Agreement (Related Party)”.

As of September 30, 2024, we leased approximately 68,000 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027. We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of September 30, 2024, our non-cancellable lease obligations were $8.9 million and $1.3 million under operating and finance leases, respectively, of which $3.0 million and $0.9 million related to operating and finance leases, respectively, are due within the next 12 months.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2023 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024. There have been no material changes to our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2024, except the fair value of our common stock is the closing price per share on NASDAQ at the grant date for stock-based awards granted as of and subsequent to the IPO.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2024, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2023 and as of September 30, 2024, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Plans”, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
*Our business depends entirely on the success of our product candidates and we cannot guarantee that any or all of our product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized. If we are unable to develop, receive regulatory approval for, and ultimately successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
*We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business. In addition, if we lose key management or other scientific or clinical personnel, or if we fail to recruit additional highly skilled personnel, our business, results of operations and financial condition could be adversely affected.
•
*Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

•
*If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, results of operations and financial condition.
•
We face competition from entities that have made substantial investments into the rapid development of novel treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, some of which already have approved therapies in our current indications.
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
•
We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, or become more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.
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

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including KYV-101 and KYV-201. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success, and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through September 30, 2024. For the nine months ended September 30, 2024 and 2023, we reported a net loss of $90.0 million and $39.7 million, respectively. As of September 30, 2024, we had an accumulated deficit of $226.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates, and seek regulatory approvals for our product candidates.

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
•
protect, maintain, expand, enforce and defend our rights in our intellectual property portfolio;
•
defend against third-party interference, infringement and other intellectual property claims, if any;
•
address any competing therapies and market developments;
•
experience any delays in our preclinical studies or clinical trials and regulatory approval for our product candidates, including as a result of macroeconomic conditions, geopolitical conflicts or other factors;
•
consider international expansion; and
•
incur additional costs associated with operating as a public company.

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

*Our business depends entirely on the success of our product candidates and we cannot guarantee that any or all of our product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized. If we are unable to develop, receive regulatory approval for, and ultimately successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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
•
seek and obtain reimbursement and collections for any of our products that receive regulatory approval as part of the commercialization process;
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
•
maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites; and
•
ensure that our product will be used as directed and that additional unexpected safety risks will not arise.

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
•
the relative difficulty and cost of administration of such product candidates;
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
•
the reluctance of patients to switch from their existing therapy regardless of the safety and efficacy and/or logistical ease of newer products;
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

As we conduct clinical trials of our current or future product candidates and as our product candidates are used in named patient activities, we are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of new treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in FDA, the European Medicines Agency, or the EMA, or other investigation of the safety and effectiveness of our future product candidates, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product candidates, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize and products that we may develop, and a decline in our stock price. We believe we may face greater risks with respect to our product candidates than many other biotechnology candidates because our product candidates are being developed to address conditions for which many prior products and product technologies have been unsuccessful. In addition, the patient population that our product candidates are seeking to target are often heavily immunosuppressed and may be more likely to experience serious adverse events with potential treatments and have higher morbidity rates generally than other patient populations. We may need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business, financial condition, results of operations and prospects.

*We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business. In addition, if we lose key management or other scientific or clinical personnel, or if we fail to recruit additional highly skilled personnel, our business, results of operations and financial condition could be adversely affected.

As of September 30, 2024, we had 119 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

In addition, our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our Chief Executive Officer and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates. Although we have executed offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology and other businesses, particularly in the greater

San Francisco Bay Area. Given the scarcity of professionals with the scientific knowledge that we require and the competition for qualified personnel among biotechnology businesses, we may not succeed in attracting or retaining the personnel we require to continue and grow our operations. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We do not control the design, administration or timing of investigator-initiated trials. Similarly, named patient treatments are carried out by independent physicians in a manner that the physician determines in his or her discretion to be appropriate, which may be inconsistent from patient to patient and may not be conducted in strict compliance with good clinical practices, or GCPs, which can lead to a treatment effect that may differ from that in our controlled clinical trials. In addition, we rely on each investigator and physician to ensure their own compliance with clinical and regulatory requirements in using our product candidate for investigator-initiated trials and named patient activities, and we could be subject to liability if they are out of compliance. Individual patient results from named patient settings, including, but not limited to, data, experiences, images or videos, are observational, patient-specific and reported by the patients’ respective physicians. Because of our lack of control over the settings in which these patients are given KYV-101, there can be no assurances that any positive results from such named patient activities are attributable to KYV-101, or that administration of KYV-101 to other patients will have similar positive results. Patient data from these trials and named patient activities are not designed to be aggregated or reported as results and may be highly variable.

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

Furthermore, there is no guarantee that we will be able to continue to receive or publicize observational data through investigator-initiated trials or named patient activities using our product candidates. Our supply capabilities may limit the number of patients who are able to enroll in these trials or the number of named patients that can be treated, and we may in the future need to restructure or pause without advance notice such supply in order to enroll sufficient numbers of patients in our sponsored clinical trials, which could prompt adverse publicity or other disruptions. In addition, there is no clear regulatory framework under which we may supply our unapproved investigational product candidate in named patient settings, particularly for multiple named patients, outside of a clinical trial or a compassionate use program that is registered with applicable regulatory authorities. Our single-patient healing attempts are not part of a clinical trial or a compassionate use program that is registered with German regulatory authorities. As a result, if such supply of, or publication or other use of the observational data from named patient activities, is found to contravene regulatory requirements, we could potentially be subjected to liability, fines or other consequences, which could be further exacerbated if such patients experience adverse safety events. Furthermore, if we supply our unapproved investigational product candidate to a named patient who would have qualified for enrollment in our company-sponsored clinical trials in Germany, we may be subject to additional penalties. We also rely on each investigator and physician to ensure their own compliance with clinical and regulatory requirements in using our product candidate for investigator-initiated trials and named patient activities, and could be subject to liability if they are out of compliance.

*Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

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
•
clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and
•
other factors outside of our control, such as the effects of global economic conditions and volatility in the credit and financial markets, inflationary pressures, the Russian invasion of Ukraine, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conditions.

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

We face competition from entities that have made substantial investments into the rapid development of novel treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, some of which already have approved therapies in our current indications.

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

Our current product candidates, initially under development for treatment of various immunological indications, if approved, would face competition from existing approved immunological treatments, some of which have achieved commercial success. For example, we are currently developing KYV-101 for the treatment of B-cell-driven autoimmune diseases. Many emerging and established life sciences companies have been focused on similar therapeutics, including CAR T-cell candidates for B-cell-driven autoimmune diseases. If approved, KYV-101 would compete with currently approved therapeutics, including Rituxan and Ocrevus, both from Roche Holding AG, and generic immunosuppressive or biosimilar drugs, such as mycophenolate mofetil, glucocorticoids, azathioprine, cyclophosphamide, and IVIG, among others we anticipate will receive approvals in the near term. There are also a number of product candidates in clinical development by third parties that are intended to treat some B-cell-driven autoimmune diseases, such as obinutuzumab (targeting CD20 on B cells), which is also from Genentech/Roche Holding AG.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies, clinical trials, investigator initiated trials or named patient activities, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, results of operations and financial condition significantly.

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

*The manufacturing process for any products that we may develop is subject to the FDA or comparable foreign authority approval process, and we currently, and will need to continue to, contract with manufacturers who can meet our and all applicable FDA or comparable foreign authority requirements on an ongoing basis.

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

We rely on third party CMOs to manufacture and supply cell therapy products for our research and development purposes and for our clinical trials. Under our Master Services Agreement with WuXi ATU Advanced Therapies Inc., dated March 2022, or the WuXi Agreement, WuXi provides us with cell manufacturing, release and testing services for our KYV-101 product candidate. In July 2023, we entered into a Development and Manufacturing Services Agreement, or the ElevateBio Agreement, with ElevateBio Base Camp, Inc., or ElevateBio, pursuant to which ElevateBio is undertaking process development services for the development of a low-cost, fully closed manufacturing process for our CAR T-cell product candidates. Under an addition to the ElevateBio Agreement dated November 1, 2024 we engaged ElevateBio as a second source supplier to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate. Pursuant to our Licence and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, or the Oxford Agreement, we recently engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials. Although we believe we currently have sufficient clinical-grade vector in inventory to move forward with our anticipated clinical trials, there is no guarantee that sufficient clinical-grade vector will be available in the quantities we require in the future or on terms that are acceptable to us.

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

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, some of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that may be infringed by the manufacture, use or sale of our technologies or product candidates or will prevent, limit or otherwise interfere with our ability to make, use or sell our technologies and product candidates.

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

*We may not be successful in pursuing or maintaining Fast Track or other regulatory designations for our product candidates, and such designations may not actually lead to a faster development or regulatory approval process.

Although we received Fast Track designation for KYV-101 for the treatment of patients with refractory lupus nephritis in May 2023, for KYV-101 for the treatment of patients with myasthenia gravis, or MG, in December 2023 and for KYV-101 for the treatment of patients with multiple sclerosis in January 2024 and Regenerative Medicine Advanced Therapy (RMAT) designation for KYV-101 for the treatment of SPS in July 2024 and for the treatment of MG in August 2024, these designations do not assure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional FDA procedures. In addition, the FDA may withdraw a Fast Track or other accelerated review designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate. Access to an expedited program may expedite the development or approval process, but it does not change the standards for approval.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process. We received orphan drug designation from the FDA for KYV-101 for the treatment of MG in April 2024, for the treatment of SPS in August 2024, and for the treatment of SSc in September 2024, but we may not be granted orphan drug designations for our product candidates in other indications in the U.S. or in other jurisdictions.

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

*We have received Regenerative Medicine Advanced Therapy, or RMAT, designation for KYV-101 for the treatment of stiff-person syndrome, or SPS, and for the treatment of myasthenia gravis, or MG. This designation may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We received Regenerative Medicine Advanced Therapy designation for KYV-101 for the treatment of SPS in July 2024 and for the treatment of MG in August 2024.

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

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA, or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Currently, the EU GDPR and UK GDPR remain largely aligned, but a bill to amend the existing UK framework has been reintroduced (in a different form) by the new UK Government and was announced as a bill which has been introduced into Parliament at the King’s speech on July 17, 2024. At this time, there is no specific clarity on the provisions of the bill, or to the extent to which it will amend the UK framework, beyond general descriptions on its intended purpose. This bill, if passed, may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework.

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

Risks Related to Our Reliance on Third Parties

We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, or become more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third-party contract developers and manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, and other materials for our product candidates. For example, under the WuXi Agreement, WuXi provides us certain with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate; under the ElevateBio Agreement we engaged ElevateBio as a second source supplier to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate; and pursuant to the Oxford Agreement, we recently engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

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

*We depend on sole source and limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. If we are unable to source these supplies on a timely basis, or establish longer-term contracts with our CMOs, we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed.

We depend on sole source and limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. For example, WuXi is currently our sole provider of customized cell manufacturing, release and testing services for our KYV-101 product candidate. Under an addition to the ElevateBio Agreement dated November 1, 2024, we engaged ElevateBio as a second source supplier to provide us with customized cell manufacturing, release and testing services for our KYV-101 product candidate. We do not currently have long-term supply contracts with all of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects.

Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. In addition, geopolitical tensions may impact our CMOs. For example, in February 2024, a group of bipartisan U.S. lawmakers called for investigations into the Chinese biotechnology companies WuXi AppTec Co., Ltd., or WuXi AppTec, WuXi’s parent company, and the affiliated WuXi Biologics, including calling for these companies to be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. In January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085), which was subsequently amended on May 15, 2024, and the Senate advanced a substantially similar bill (S. 3558). In May 2024, the House Committee on Oversight and Accountability voted to approve the BIOSECURE Act, which must get through the full House and Senate before the Biden administration could sign it into law. WuXi AppTec has been listed as a biotechnology company “of concern” in the proposed BIOSECURE Act. The pathway and timing for the BIOSECURE Act or its provisions to become law are uncertain, although the bill was passed in the House on September 9, 2024. While the BIOSECURE Act as currently proposed would restrict purchasing of services or products from WuXi AppTec and other companies of concern in China, it would only impact U.S. companies that contract with or receive funding from the U.S. government. However, passage of the BIOSECURE Act could potentially lead the way for further legislation, sanctions, or restrictions that could potentially impact our relationship with WuXi and the WuXi Agreement due to those entities affiliations with WuXi, which could delay or impact clinical trials and consequently delay or obstruct regulatory approval of our product candidates.

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
•
regulatory developments within, and outside of, the United States that may impact the operation of our business, including changes in the structure of healthcare payment systems;
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

*The future issuance of equity or of debt securities that are convertible into equity would dilute our share capital.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. Initially, the aggregate number of shares of our common stock that could be issued pursuant to stock awards under our 2024 Plan was 4,215,000 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2024 Plan will automatically increase on January 1st of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Additionally, pursuant to our 2024 Inducement Equity Incentive Plan, or our Inducement Plan, our management is authorized to grant equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees provided that certain criteria are met. The maximum number of shares of our common stock that could be issued pursuant to stock awards under our Inducement Plan is 4,000,000 shares (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). Unless our board of directors or a committee thereof elects not to increase the number of shares available for future grant each year under the 2024 Plan or Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

The holders of 25,171,265 shares of our outstanding common stock, or approximately 58.3% of our total outstanding common stock as of September 30, 2024, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

As of September 30, 2024, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 47.8% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Except as set forth below, during the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Name and Title of Director or Officer	Date Adopted	Type of Arrangement	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Karen Walker, Chief Technology Officer	August 24, 2024	Rule 10b5-1 trading arrangement	Up to 20,000 shares	June 30, 2025 or such earlier date upon which all transactions are completed or expire without execution

Item 6. Exhibits.

Exhibit Number	Description
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
10.1#

Employment Offer Letter, dated September 14, 2024, between Kyverna Theraeutics, Inc. and Warner Biddle (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.2#

Separation and General Release Agreement, dated September 13, 2024, between Kyverna Therapeutics, Inc. and Peter Maag, Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.3#	Kyverna Therapeutics, Inc. 2024 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYVERNA THERAPEUTICS, INC.

Date: November 13, 2024	By:	/s/ Warner Biddle
Warner Biddle
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Ryan Jones
Ryan Jones
Chief Financial Officer (Principal Financial and Accounting Officer)