Form 10-K
period 2024-12-31
Kyverna Therapeutics, Inc.
filed 2025-03-27
CIK 1994702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $222.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2025 was 43,214,918.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. Our goal is to liberate patients from autoimmune diseases through the curative potential of cell therapy. Our approach is supported by our breadth of experience treating patients with our lead product candidate, KYV-101, across more than 15 autoimmune disease indications. This has been documented through the scientific publication of multiple autoimmune case studies, our proprietary dataset of patients treated through named patient forms of compassionate use, our experience in ongoing investigator-initiated trials at leading academic institutions, as well as early clinical data from our ongoing company-sponsored trials illustrating the potential of these therapies to deeply deplete B cells with the aim of achieving durable treatment-free remission. This validation provides us with a clear path to continue advancing KYV-101 through late-stage clinical development and commercialization across two broad areas of autoimmune disease: neuroinflammation and rheumatology.

Our lead program, KYV-101, is an autologous, fully human CD19 CAR T-cell product candidate incorporating highly potent CD28 co-stimulation. KYV-101 is made from an underlying chimeric antigen receptor, or CAR, licensed from the National Institutes of Health, or the NIH. We believe that this uniquely designed CAR in KYV-101 has the potential to deliver a differentiated therapeutic profile in autoimmune disease. In addition to a fully human scFv domain, the CAR in KYV-101 was also designed with a human CD8α hinge and transmembrane domain, a human CD28 costimulatory domain, and a human CD3ζ activation domain. This same underlying CAR in KYV-101 has completed a 20-patient Phase 1 trial in oncology conducted by the NIH, and the results from this Phase 1 trial published in Nature Medicine reported similar rates of durable antitumor responses while delivering improved tolerability in the clinic among adult oncology patients, as compared to the CAR used to create Yescarta®. We believe that these differentiated properties of the CAR in KYV-101 are critical for the potential success of CAR T cells as autoimmune disease therapies.

Our focused clinical development pipeline includes a pivotal Phase 2 trial of KYV-101 in stiff person syndrome, or SPS, a Phase 2 trial of KYV-101 in myasthenia gravis, or MG, and two multi-center Phase 1/2 trials for patients with lupus nephritis, or LN. We are also harnessing investigator-initiated trials and other Kyverna-sponsored clinical trials, or KYSA trials, including in multiple sclerosis and systemic sclerosis, to inform the next priority indications to advance into late-stage development. Additionally, our pipeline includes next-generation CAR T-cell therapies in both autologous and allogeneic formats, including efficiently expanding into broader autoimmune indications and increasing patient reach with KYV-102 using our proprietary whole blood rapid manufacturing process. We believe our cell therapy approach to autoimmune disease may present a significant advantage over current standard-of-care therapies by aiming for deep B cell depletion, an immune reset and long-term remission in autoimmune diseases.

KYV-101 is currently being evaluated in company-sponsored KYSA trials and investigator-initiated trials in numerous B-cell mediated autoimmune diseases with a prioritized focus in SPS, MG and LN. We have aligned with the FDA on a registrational Phase 2 trial design in SPS, KYSA-8. This KYSA-8 pivotal Phase 2 trial in SPS has enrolled 70% of study participants, with completion of enrollment expected in mid-2025. We also continue to progress our chemistry, manufacturing and controls, or CMC, readiness efforts in a capital-efficient manner in support of an anticipated biologics license application, or BLA, filing with the FDA in 2026. We expect to report topline data from our pivotal Phase 2 trial in SPS in the first half of 2026 and anticipate filing our first BLA with the FDA in 2026.

Our Phase 2 trial in MG, KYSA-6, has completed enrollment of patients in an initial six-patient cohort and we plan to report interim data from this cohort in the second half of 2025. We received Regenerative Medicine Advanced Therapy, or RMAT, designations and Orphan Drug Designations from the FDA for both SPS and MG as well as Orphan Drug Designation from the European Medicines Association in MG. We continue to engage in positive dialogue with the FDA and expect to provide an update on the registrational path for KYV-101 in MG in the first half of 2025.

We are also currently advancing two Phase 1/2 trials in LN, KYSA-1 and KYSA-3. We have completed the dose-escalation cohort of KYSA-1 and are now treating patients at the target dose. We expect to report Phase 1 data from both of these trials in the second half of 2025. In November 2024, we presented clinical data at ACR

Convergence 2024 that demonstrated positive sustained efficacy and durability at >6-month follow-up observed in patients with severe LN treated with KYV-101 at the therapeutic dose.

We anticipate that our current cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our operations into 2027. In particular, we expect that our cash, cash equivalents and available-for-sale marketable securities will allow us to file a BLA for KYV-101 in SPS, advance a registration-enabling trial in MG, continue advancing our clinical trial program in LN, and identify our next priority indications to advance into late-stage development. Our operating cash burn can vary from quarter to quarter; for example, we made certain one-time investments in our CMC readiness in the second half of 2024, which we expect to continue through the first half of 2025 for an anticipated BLA in 2026. We have also accelerated enrollment in certain of our clinical trials, with completion of enrollment in our pivotal Phase 2 trial in SPS expected in mid-2025. For these reasons, we currently expect our operating cash burn in the first half of 2025 to be higher than our operating cash burn in the second half of 2025. The amounts and timing of our actual expenditures will depend on numerous factors, including the progress of our research and development, the timing of patient enrollment and evolving regulatory requirements, the time and cost necessary to conduct our ongoing and planned preclinical studies and clinical trials, the results of our preclinical studies and clinical trials and other factors described in Part I, Item 1A of this Annual Report on Form 10-K titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Autoimmune disease is widely and increasingly prevalent, evidenced by over 80 conditions. We estimate that there are approximately 8.3 million diagnosed patients with B-cell-driven autoimmune diseases in the United States, the European Union and Japan. The chronic and debilitating nature of these diseases leads to both high medical costs and reduced quality of life, creating a significant burden for patients, their families and the health care system. It is estimated that sales for autoimmune disease therapies were greater than $80 billion globally in 2021. Despite the availability of many approved drugs, there remains substantial unmet clinical need, as existing therapies require chronic administration and are rarely considered curative. The majority of patients do not respond optimally, if at all, to these therapies.

There is a wide spectrum of diseases and symptoms driven by autoimmunity. The presence of autoantibodies, a product of autoreactive B cells, is a hallmark of many of these diseases. Although the identity of the autoantigen targeted and the tissue or organ with the most significant pathology may differ among autoimmune diseases, the production of autoantibodies by B cells is a common characteristic among many of them. There is also growing evidence that autoreactive B cells may also drive many autoimmune diseases through their interactions with T cells and the production of cytokines. This unifying biology provides us with the opportunity to create therapies for many autoimmune diseases by targeting pathogenic B cells.

Our Solution — Cell Therapy to Treat Autoimmune Disease

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

KYV-101 is a Fundamentally Different Approach

CD19 CAR T-cell therapy has demonstrated the ability to deeply deplete B cells in blood and tissues while disrupting B cell follicular architecture, with the potential to clear disease by resetting disease-contributing B cells. We believe that KYV-101’s unique design with CD28 costimulation is optimal for autoimmunity, enabling the potential for disease clearance through deep B-cell depletion and immune reset while eliminating the need for chronic therapy. The following figure illustrates these disease clearing goals of KYV-101, potentially achieved with a single administration, representing a major paradigm shift compared with current standard of care disease modifying agents that may slow progression with chronic administration, but are not administered with curative intent.

KYV-101, Designed for Potency, Reduced Cytokines and an Improved Therapeutic Profile

KYV-101 is created using a fully human CAR, referred to as Hu19-CD828Z, that was designed with highly potent CD28 costimulation and reduced cytokine release to improve tolerability, resulting in the potential for an overall improved therapeutic profile. The following illustration shows the structure of the CAR in KYV-101:

KYV-101

Human
Anti-CD19
(47G4-scFv)
Human
CD8α Hinge
Human
CD8α TM
Human
CD28 Costim
Human
CD3ζ

A Phase 1 trial was conducted by the NIH using CAR T cells created with the Hu19-CD828Z CAR, the same CAR used by us to create KYV-101. In this trial, published in Nature Medicine in 2020, 20 patients with B-cell lymphoma that had failed a median of four prior lines of therapy were treated with Hu19-CD828Z CAR T cells. The antitumor results and durable response observed with Hu19-CD828Z CAR T cells were comparable to results previously observed at the same clinic with the CD28-containing FMC63-CD28Z CAR in Yescarta®, but there were marked differences in the adverse event profiles for these two CAR T cells. Treatment with Hu19-CD828Z CAR T cells resulted in a significantly lower rate of both mild and severe neurotoxicity than previously observed in patients treated with FMC63-CD28Z CAR T cells. Patients treated with Hu-19-CD828Z CAR T cells were also observed to have significantly lower levels of inflammatory cytokines, such as TNFα and IL-6 than observed at that clinical site with FMC63-28Z CAR T cells. We believe that this improved therapeutic profile has the potential to be critical for the application of CAR T-cell therapies in indications such as autoimmune diseases.

Additionally, the Hu19-CD828Z CAR in KYV-101 contains a fully human anti-CD19 single-chain fragment variable, or scFV, domain. By contrast, all five of the currently approved CD19 CAR T-cell therapies, Kymriah®, Yescarta®, Tecartus®, Breyanzi® and Aucatzyl® incorporate the scFv portion of murine antibodies as their antigen-recognition domains. These murine domains can lead to anti-murine immune responses in treated patients, which results in increased clearance of therapeutic CAR T cells, limiting their expansion and persistence.

The combination of autologous patient cells, our CAR T-cell manufacturing process, and the underlying Hu19-CD828Z CAR licensed from the NIH results in the product candidate KYV-101 expressing the Hu19-CD828Z CAR. While we do not intend to demonstrate comparability between KYV-101 and the NIH product candidate containing the same underlying CAR, we believe that the differentiated properties of the CAR in KYV-101 are critical for the potential success of CAR T cells as autoimmune disease therapies.

Clinical Results of KYV-101 in Autoimmune Disease

We have explored the potential of KYV-101 in more than 15 autoimmune indications through a combination of Kyverna-sponsored clinical trials, investigator-initiated clinical trials and named patient activities by individual physicians through a form of compassionate use outside of our sponsored clinical trials. Our KYSA trials include trials with registrational intent and for which we may issue milestone guidance. Our investigator-initiated clinical trials, or IITs, are single-center trials at leading academic centers which help us explore future potential indications.

From May 2023 to December 2024 we supplied KYV-101 in named patient activities for the treatment of 40 patients in Germany through “Individueller Heilversuch”, or IH, which is a form of compassionate use treatment for an individual patient, where a procedure or treatment that has not received marketing authorization may be used for the expected benefit of a patient who has exhausted all available treatment options, under the discretion of the treating physician. The primary goal of these compassionate use treatments is not to assess the effectiveness, but rather to provide a treatment option to patients who have exhausted all other options. While we do not anticipate that we will continue supplying KYV-101 for additional IH activities in Germany outside of formal clinical trials in 2025, this experience has guided our clinical development and commercialization strategy into a prioritized portfolio of indications.

Through this breadth of experience, we have identified three priority indications for our focused clinical development pipeline: SPS, MG, and LN. In all three of these indications, the first patients treated at the KYV-101 therapeutic dose of 1×108 CAR T cells/μL reported durable remissions of greater than one year and required no ongoing treatment with immunosuppressants or glucocorticoids as of January 2025. The figure below summarizes the reported experience in these first three patients.

Stiff Person Syndrome (SPS) Disease Background

SPS is a rare, progressive neuroinflammatory autoimmune disease causing debilitating muscle stiffness in the torso, arms, and legs, impacting the ability to walk or move. The majority of patients with SPS have antibodies to GAD65 or the glycine receptor, which impact the interaction between nerves and muscles, causing the stiffness and lack of mobility. Patients typically present with muscle spasms and stiffness, resulting in difficulty turning and bending. When stiffness is severe, the patients' posture resembles a statue. Patients can also have breathing and other muscle groups impacted such as speech and swallowing. Stiffness, rigidity and spasms impacting a patient’s trunk and limbs cause 80% of patients to lose mobility.

The prevalence of SPS is estimated to be between 2,000 and 6,000 cases in the United States, with between 1,500 and 2,500 treated off-label with immunomodulatory therapy. It is estimated that 85% of these patients continue to progress with active disease. Walking speed, which we have selected as the primary endpoint for our KYSA-8 pivotal Phase 2 trial, is a holistic functional measure of stiffness and disability in SPS patients. The timed 25-foot walk test, or T25FW, is a validated tool to assess walking ability in clinical trials that has been used to measure stiffness and loss of mobility in SPS.

Current Treatment Paradigm

There are no FDA-approved therapies for SPS. Current therapies span four categories: symptomatic treatments such as muscle relaxants, anti-seizure medications, painkillers, and anti-inflammatory agents; off-label use of immunosuppressants and intravenous immunoglobulin, or IVIG; physical, speech and occupational therapy and other forms of supportive care; and psychiatric therapy including anti-depressants and anxiolytics. For patients who receive off-label use of immunosuppressants and IVIG, up to 85% have no response or eventually fail therapy.

We believe that a therapy that deeply depletes pathogenic B cells to reset the immune system may provide durable benefits for patients with SPS without the need for chronic treatment.

KYV-101 Clinical Development in SPS

We have aligned with the FDA on a registrational Phase 2 trial design in SPS, KYSA-8, and we have enrolled 70% of study participants in this KYSA-8 pivotal Phase 2 trial in which we intend to enroll 25 adult patients with SPS. Our primary endpoint is change from baseline in the T25FW at 16 weeks after treatment. Secondary endpoints include evaluating other efficacy scores, including the Modified Rankin Scale, or mRS, Stiffness Index, and Hauser Ambulation Index as well as disease-related biomarkers such as autoantibody titers.

We received RMAT designation from the FDA for the treatment of SPS in July 2024 and Orphan Drug Designation from the FDA for the treatment of SPS in August 2024. We expect to complete enrollment in KYSA-8 in the first half of 2025 and we expect to report top-line results from KYSA-8 in the first half of 2026, with the intention of filing a BLA for SPS in 2026. The following figure shows the design for our KYSA-8 pivotal Phase 2 trial in SPS:

We chose SPS as the lead indication for our clinical development program because of the significant unmet need, with currently no FDA-approved therapies. There is a high cost burden from chronic immunosuppressants, supportive care and hospital visits in this patient population. Up to 85% of patients have no response to or eventually fail off-label immunosuppressants and IVIG. We also believe that there is a significant first-mover advantage in bringing CAR T-cell therapy to neuromuscular diseases, including the opportunity to address a prevalent patient pool, establish price, build brand loyalty, and launch with a focused commercial infrastructure. For these reasons, we believe that SPS is the ideal indication to advance as the tip of the spear for our clinical development program, with the potential to unlock significant opportunity in larger indications in neuroinflammatory disease, as well as in autoimmune disease more broadly.

Named Patient Case Reports of KYV-101 for Treatment of SPS

In total, as of October 31, 2024, three patients with SPS have been treated with KYV-101 on a named patient basis through IH, a form of compassionate use. While we do not expect to be able to use the efficacy results from these case reports in our application for marketing approval to the FDA or other foreign regulatory agencies, we believe that these results reported in a peer-reviewed journal and academic conferences address our mission to prioritize patient needs while providing us insight to help de-risk future Kyverna-sponsored clinical trials.

The results of the first SPS patient treated with KYV-101 on a named patient basis have been published in PNAS in June 2024. We also reported the results observed in the first two SPS patients treated on a named patient basis in a company symposium at ECTRIMS in September 2024. These two SPS patients represent all SPS patients treated on a named patient basis who did not have comorbidities that would have excluded them from the KYSA-8 trial, and therefore we believe their results may be most helpful to understanding the potential of KYV-101 in SPS. In both patients, KYV-101 treatment resulted in a reduction of pathogenic autoantibody levels. Both patients demonstrated improvements in T25FW measurements by week 16 estimated from measurements of walking speed by the treating physicians originally measured in meters per second. These improvements in walking were stable and durable over time. Treatment with immunosuppressants was eliminated in both patients, with no immunosuppressive therapies being used at greater than 180 days of follow-up for all three patients. Measurements exclude physiologic replacement steroids at doses of ≤7.5 mg/day. A third SPS patient treated with KYV-101 on a named patient basis was affected with severe and refractory progressive encephalomyelitis with rigidity and myoclonus, or PERM, and therefore would be excluded from our KYSA-8 trial. PERM is a rare condition affecting approximately 5% of SPS patients. The results in the first two SPS patients who would not be excluded from KYSA-8 are shown in the below graphs:

Myasthenia Gravis (MG) Disease Background

MG is an autoimmune disorder associated with progressive muscle weakness and increased mortality risk. MG patients develop antibodies that lead to an immunological attack on critical signaling proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. This leads to muscle weakness in tissues throughout the body, potentially manifesting in partial paralysis of eye movements, problems in chewing and swallowing, respiratory problems, speech difficulties and weakness in skeletal muscles. The symptoms of the disease can be transient and in the early stages of the disease can remit spontaneously. Disease symptoms reach their maximum levels within two to three years in approximately 80% of patients. Up to 20% of MG patients experience respiratory crisis at least once in their lives. During the crisis phase, decline in respiratory function can become life-threatening, leading to death in approximately 2% to 5% of cases. Patients in crisis often require intubation and mechanical ventilation. The prevalence of MG is estimated to be 1 in 5,000, with up to 80,000 to 100,000 cases in the United States.

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

Current Treatment Paradigm

Early-stage MG is symptomatically treated by the use of acetylcholinesterase inhibitors, which block the breakdown of acetylcholine, compensating for some of the loss of receptors due to the autoimmune antibodies targeting AchR. As the disease progresses, patients are typically treated with immunomodulatory agents including immunosuppressive therapies such as steroids or methotrexate, rituximab, IVIG, FcRn blockers, and complement inhibitors. These therapies are chronically administered and often have transient impacts.

We believe that a therapy that deeply depletes pathogenic B cells to reset the immune system may provide durable benefits for patients with MG without the need for chronic treatment.

KYV-101 Clinical Development in MG

We have completed enrollment of an initial cohort of six patients in our KYSA-6 Phase 2 single-arm, open-label, multicenter, global trial in adult patients with MG. Primary endpoints are myasthenia gravis activities of daily living score, or MG-ADL, at 24 weeks and incidence and severity of adverse events and laboratory abnormalities. Secondary endpoints include evaluating other efficacy scores and disease-related biomarkers. We expect to report results from this initial six-patient Phase 2 cohort of KYSA-6 in the second half of 2025.

We received RMAT designation from the FDA for the treatment of MG in August 2024, Orphan Drug Designation from the FDA for the treatment of MG in April 2024, and Orphan Drug Designation from the EMA for the treatment of MG in November 2024. We expect to confirm the registrational path for KYV-101 in MG with regulators in the first half of this 2025. Our current KYSA-6 Phase 2 trial design for which we have completed enrollment of an initial cohort of six patients is shown below:

Named Patient Case Reports of KYV-101 for Treatment of MG

The results of the first MG patient treated with KYV-101 on a named patient basis through IH, a form of compassionate use, have been published in Lancet Neurology. The patient was refractory to other treatments and had severe and highly refractory disease, with difficulties swallowing and breathing, the inability to walk without assistive devices and several prior myasthenic crises, resulting in five ICU admissions requiring invasive ventilation in the 18 months prior to KYV-101 infusion. Following KYV-101 infusion, the patient was not observed to experience any adverse events related to KYV-101 treatment. A 70% reduction in pathogenic autoantibodies was reported at day 62 while protective vaccination IgG titers were maintained. Following treatment with KYV-101, the patient was observed to have improved muscle strength based on enhanced walking ability without any supportive measures, reduction of the clinical multiparameter Besinger disease activity score, and reduction of the quantitative MG (QMG) scores, as shown in the below graphs. At greater than 19 months of follow-up from treatment with KYV-101, this patient continues to report durable remission and require no ongoing treatment with immunosuppressants or glucocorticoids.

The results from this first patient and two additional MG patients treated with KYV-101 on a named patient basis were reported at a company symposium at ECTRIMS in September 2024. These are the first three MG patients treated with KYV-101 who did not have comorbidities that would have excluded them from the KYSA-6 trial. We believe that the results from these first three patients who would not be excluded from the KYSA-6 study may be most helpful to understanding the potential of KYV-101 in MG. While we do not expect to be able to use the efficacy results from these case reports in our application for marketing approval to the FDA or other foreign regulatory agencies, we believe that these results reported in a peer-reviewed journal and academic conferences address our mission to prioritize patient needs while providing us insight to help de-risk future Kyverna-sponsored clinical trials.

The results observed in these three MG patients are shown in the below graphs. In two of the three patients, KYV-101 treatment resulted in a reduction of AchR autoantibody levels. In all three patients, MG-ADL scores improved substantially, from 3 in one patient and 7 in two patients to zero within 30 to 90 days after KYV-101 treatment. These improvements were stable and durable over time. Treatment with immunosuppressants was eliminated in all three patients, with no immunosuppressive therapies being used at greater than 180 days of follow-up for all three patients. Measurements exclude physiologic replacement steroids at doses of ≤7.5 mg/day.

Lupus Nephritis (LN) Disease Background

Lupus nephritis is a type of kidney disease that develops in about half of adult patients with systemic lupus erythematosus, or SLE, and is a major cause of morbidity and mortality in SLE. SLE is an autoimmune disease that arises when the immune system develops antibodies against common antigens such as double-stranded DNA, or dsDNA, or components of the cell nucleus. In LN, immune complexes containing autoantibodies, their antigens and other components of the immune system impair the ability of the kidneys to properly filter the blood and regulate fluid levels. LN patients can experience fatigue, hypertension, blood and excessive protein in their urine, osteoporosis and edema. Up to 50% of SLE patients will develop LN, and 30% of LN patients will develop end-stage kidney disease and require dialysis or transplant.

Current treatments for LN focus on minimizing permanent kidney damage. Newer recommendations from the ACR recommend triple therapy with immunosuppressant agents with a combination of a glucocorticoid, mycophenolate, and belimumab, marketed as Benlysta®, or a calcineurin inhibitor. Many patients fail to achieve complete remissions with approved therapies and treatment options for refractory patients are limited. LN can progress aggressively, requiring prompt treatment to avoid permanent kidney damage which can arise following a single disease flare. Long-term high-dose immunosuppression for the treatment of lupus nephritis is associated with significant treatment toxicity.

There are an estimated 70,000 to 100,000 SLE patients in the United States that are diagnosed with lupus nephritis. We estimate that there are up to 40,000 LN patients in the United States with Class II, III or IV LN that are refractory to current therapies.

KYV-101 Clinical Development in LN

We are currently advancing two clinical trials in patients with LN, KYSA-1 and KYSA-3. KYSA-1 is an open-label, multicenter, U.S.-based dose escalation trial in adult patients with refractory lupus nephritis for which we have completed the dose escalation cohort. The primary endpoints of KYSA-1 are the incidence of adverse events and laboratory abnormalities and the frequency of dose-limiting toxicities. Secondary endpoints of KYSA-1 include characterizing pharmacokinetics and pharmacodynamics, evaluating disease-related biomarkers, evaluating efficacy including Complete Renal Response, or CRR, and time to CRR, and evaluating immunogenicity. KYSA-3 is a similar trial based in Germany. The Phase 1 primary endpoints of KYSA-3 are the incidence of adverse events and laboratory abnormalities and the frequency of dose-limiting toxicities. Secondary endpoints include evaluating disease-related biomarkers, efficacy, including CRR and time to CRR, and immunogenicity. In total, we have enrolled 9 patients across KYSA-1 and KYSA-3, of which 6 are at the therapeutic dose. We believe that the data from these 9 patients will be sufficient to inform the next stage of our clinical development in LN. Our current KYSA-1 and KYSA-3 clinical trial designs in LN are shown below.

Early results available as of October 31, 2024 in four patients with LN treated with the therapeutic dose of KYV-101, including one patient treated on a named patient basis, one patient treated on a single-patient IND, and two patients treated in the KYSA-3 clinical trial, were reported at a company symposium at ACR in November 2024. While we do not expect to be able to use the efficacy results from named patient case reports in our application for marketing approval to the FDA or other foreign regulatory agencies, we believe that these results address our mission to prioritize patient needs while providing us insight to help de-risk future Kyverna-sponsored clinical trials.

The results observed in these first four LN patients are shown in the below graphs. In all four patients, KYV-101 treatment resulted in a reduction of dsDNA autoantibody levels. KYV-101 treatment also stabilized kidney function for all four patients, measured as no substantial change in estimated glomerular filtration rate and a reduction of urinary protein-to-creatinine ratio, that improved to below 0.5 g/g in two patients, consistent with criteria for CRR. Treatment with immunosuppressants was eliminated in all four patients, with no immunosuppressive therapies being used at greater than 180 days of follow-up for all four patients. Measurements exclude physiologic replacement steroids at doses of ≤7.5 mg/day.

Clinical Applications of KYV-101 in Other Indications

Kyverna’s additional KYSA studies, KYSA-5 in systemic sclerosis and KYSA-7 in multiple sclerosis, as well as IITs across numerous other autoimmune diseases, are exploring additional opportunities for KYV-101 beyond our priority indications. Data from these efforts will inform selection of the next priority indication(s) to accelerate into late-stage development.

KYV-101 Safety Experience in Autoimmune Patients

From May 2023 to December 2024 we supplied KYV-101 in named patient activities for the treatment of 40 patients across 9 sites in Germany through IH, which is a form of compassionate use treatment for an individual patient, where a procedure or treatment that has not received marketing authorization may be used for the expected benefit of a patient who has exhausted all available treatment options, under the discretion of the treating physician. The primary goal of these compassionate use treatments is not to assess the effectiveness, but rather to provide a treatment option to patients who have exhausted all other options.

This named patient experience provides us with a dataset to anchor our clinical development strategy and we believe supports the potential for a differentiated safety profile. In our compassionate use results summarized at a company symposium at ACR in November 2024, we reported that we observed no high-grade ICANS or CRS following treatment with KYV-101 across all 35 patients with at least 28 days of follow-up as of October 31, 2024. Lower-grade CRS and ICANS events were expected, transient and manageable. All events were observed during the first 14 days and fully resolved. Such data are not obtained using a single protocol or designed to be aggregated or reported as study results, and may be highly variable. Future clinical results, including in our clinical development program for KYV-101, may not confirm the safety observations discussed in the early clinical data from our trials, investigator-initiated trials and named patient activities.

Manufacturing Capabilities and Industrialization of Autologous CAR T-cell Therapies

We have developed a robust manufacturing process for KYV-101 and partnered with ElevateBio Base Camp, Inc., or Elevate, and WuXi ATU Advanced Therapies Inc, or WuXi, two experienced contract development and manufacturing organizations, to generate KYV-101 for our Kyverna-sponsored clinical trials, investigator-initiated trials and named patient activities. We also continue to progress our CMC readiness efforts in a capital-efficient manner to support a potential BLA filing in 2026.

In parallel, we are developing Ingenui-T, a whole blood, rapid manufacturing process designed to improve patient access to CAR T-cell therapies through partnerships with world-class organizations in cell therapy manufacturing, including Elevate. Ingenui-T represents an industrialization of CAR T-cell therapy manufacturing by adapting industry-leading CAR T manufacturing processes to the needs of autoimmune disease patients. We believe that innovations associated with Ingenui-T will improve manufacturing throughput and quality control and have the potential to achieve industry-leading cost of goods.

Given the reduced criticality of turnaround time in many autoimmune diseases as compared to oncology, we believe that in developing CAR T-cell therapies designed specifically for autoimmunity, we can focus on reducing cost of goods and improving patient experience. Our Ingenui-T process is evaluating potential transformational changes in the manufacturing and administration of CAR T-cell therapies including the process of isolating the starting immune cells from patients, the introduction of the CAR construct, and the expansion of modified cells. We believe that through Ingenui-T we will be able to generate CAR T cells that provide the potential to further optimize the patient experience through modification of the treatment protocols used before and after administration of CAR T cells. Our first product candidate utilizing the Ingenui-T process is KYV-102.

KYV-102, an Autologous CD19 CAR T-cell Product Candidate with Whole Blood Rapid Manufacturing

KYV-102 leverages the same fully human, clinically validated CD19 CAR-T construct as KYV-101. It incorporates the Ingenui-T process, a proprietary, next-generation process that utilizes whole blood with a rapid manufacturing approach. We intend to broaden CAR T patient access with KYV-102 by eliminating the need for apheresis starting material and reducing the manufacturing turnaround time from conventionally manufactured CAR T-cell products. We expect to file an investigational new drug application for KYV-102 in the second half of 2025.

KYV-201, an Allogeneic CD19 CAR T-cell Product Candidate

Over the longer term, we believe that some patients may benefit from an off-the-shelf CD19 CAR T-cell therapy manufactured from healthy donors. To that end, we established a partnership with Intellia to create allogeneic T-cell therapies. Through this partnership, we are developing KYV-201, an allogeneic version of KYV-101 that combines Intellia’s world-leading expertise in gene editing with both our Hu19-CD828Z CAR construct and our broad network of clinical collaborators.

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

Under our Master Services Agreement with WuXi ATU Advanced Therapies Inc., dated March 2022, or the WuXi Agreement, WuXi provides us with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate. Under our Development and Manufacturing Services Agreement with Elevate, dated July 2023, or the Elevate Agreement, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate. Pursuant to our Licence and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, or the Oxford Agreement, Oxford provides lentiviral vector for clinical and commercial use in our product candidates. We believe we currently have sufficient clinical-grade vector in inventory to move forward with our anticipated clinical trials.

We are also developing Ingenui-T, a manufacturing process designed to improve patient experience and manufacturing capabilities through partnerships with world-class organizations in cell therapy manufacturing. Under the Elevate Agreement, Elevate is undertaking process development services for the development of a rapid whole blood manufacturing process for our CAR T-cell products, including KYV-102.

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

Our patent portfolio is built with a goal of establishing broad protection that generally includes, for the product candidates, claims directed to compositions of matter, pharmaceutical compositions or formulations, methods of manufacturing and methods of treatment. We are seeking and maintaining patent protection in the United States and key foreign jurisdictions where we intend to market our product candidates, if they are approved. Our patent portfolio includes a combination of pending patent applications solely owned by us and patents and pending patent applications licensed from the National Institutes of Health, or the NIH. As of March 1, 2025, our patent portfolio comprises nine distinct patent families protecting our technology relating to our product candidates.

We in-license a patent family from the NIH relating to the CD19 CAR of our KYV-101, KYV-102, and KYV-201 product candidates. This patent family includes granted U.S. patents that include composition of matter claims. This patent family also includes patents granted in Australia, China, the European Patent Organization (validated in France, Germany, Ireland, Italy, Spain, and the United Kingdom), Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Saudi Arabia, and Singapore, and pending patent applications in Australia, Canada, the European Patent Organization, Hong Kong, Israel, India, Japan, South Korea, Mexico, and the United States. The granted patents and the pending patent applications in this patent family, if issued, have a nominal expiration date of 2035, without accounting for any available patent term adjustments or extensions.

With respect to the KYV-101 product candidate, we own two patent families directed to methods of treating autoimmune diseases, such as lupus nephritis, using T cells expressing a CD19 CAR. The first patent family includes a pending U.S. utility patent application, and a pending patent application in Europe and Taiwan. The second patent family includes a pending international PCT patent application and a pending U.S. utility patent application. Patent applications in these patent families, or patent applications claiming priority to them, if issued, would have nominal expiration dates of 2043, without accounting for any available patent term adjustments or extensions.

We also own three patent families directed to methods of treating various autoimmune diseases using T cells expressing a CD19 CAR. The first patent family includes a pending international PCT patent application and a pending U.S. utility patent application, directed to methods of treating myasthenia gravis and stiff person syndrome. The second and third patent families each include a pending international PCT patent application, directed to methods of treating systemic sclerosis and multiple sclerosis, respectively. Patent applications in these patent families, or patent applications claiming priority to them, if issued, would have nominal expiration dates of 2044, without accounting for any available patent term adjustments or extensions.

With respect to the KYV-201 product candidate, we own a patent family directed to allogeneic CD19 CAR T cells and methods of producing the allogeneic T cells. This patent family includes a pending international PCT patent application. Patent applications claiming priority to this patent application, if issued, would have a nominal expiration date of 2044, without accounting for any available patent term adjustments or extensions.

With respect to manufacture of CAR T cells, we own two patent families directed to methods of producing CAR T cells using specific, shortened manufacturing processes that may use whole blood as a starting material and may improve cell product quality. Both patent families include pending PCT International non-provisional patent applications. Non-provisional patent applications entering national and/or regional stages claiming priority to these PCT International patent applications, if issued, would have a nominal expiration date of 2044, without accounting for any available patent term adjustments or extensions.

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

Further, we have and will continue to pursue trademark protection for our company name and brand, as well as slogans and taglines and logos. As of March 1, 2025, we owned two registered trademarks in the United States and 17 registered trademarks in foreign jurisdictions comprising or incorporating the term “KYVERNA.” As of March 1, 2025, we owned two registered trademarks in the United States and eight registered trademarks in foreign jurisdictions comprising the Kyverna Compass Logo ().

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee, which is adjusted on an annual basis. PDUFA also imposes an annual prescription drug product program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business or for products that have received orphan drug designation by FDA.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Manufacturers are also subject to record requests from FDA that demonstrate cGMP compliance through data and other information. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market.

The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, REMS and post-marketing surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with health care professionals, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines, restitution or other penalties, injunctions, recall or seizure of products, total or partial suspension of production or distribution, denial or withdrawal of product approvals or license suspension, refusals of government contracts, or other civil investigations or penalties. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

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

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs, including biologics, have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, in 2023, the Centers for Medicare and Medicaid Services initiated the Cell and Gene Therapy, or CGT, Access Model. This voluntary payment model is designed to test whether a CMS-led approach to developing and administering outcomes-based agreements (OBAs) for cell and gene therapies would improve Medicaid beneficiaries’ access to innovative treatment. The new Trump Administration revoked the Executive Order under which this voluntary model is being conducted. If CMS proceeds with implementing the CGT model, states may begin to participate in the model in 2025. The possible impact of the CGT model is uncertain. In addition, at the U.S. state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or provider reimbursement constraints, patient out-of-pocket cost caps for certain classes of therapy, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil False Claims Act, which imposes civil penalties against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. Although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. Our future sales and marketing activities, including price reporting activities for our products, if approved, are subject to scrutiny under this law.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties. Requirements for compliance under HIPAA are also subject to change, as the U.S Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure or failing to provide a level of security commensurate to promises made to an individual about the security of their personal information (such as in a privacy notice); such failures may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Further, the federal Physician Payments Sunshine Act, or the Sunshine Act and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities can be time-and resource-consuming, and can divert a company’s attention from the business.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drugs. The Trump administration and Congress have indicated that they will continue to seek new measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. HHS has generally won the substantive disputes in these cases. Certain of these cases are now on appeal. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access, marketing cost disclosure, transparency measures and other measures designed to encourage importation from other countries and bulk purchasing. In January 2024, FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow as other states have submitted importation program proposals. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Other General Data Protection Laws and Regulation

In the ordinary course of our business, we and the third parties with whom we work process personal and sensitive data. Accordingly, we are, and may in the future become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. For example, we may be subject to the EU’s General Data Protection Regulation, or GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

Additionally, numerous US states have passed comprehensive data protection laws and all fifty states have in place breach notification laws that may be applicable to our activities. For example, the California Consumer Privacy Act, or CCPA, establishes rights for California residents to their personal data and specific provisions for sensitive personal data and sets certain notice, privacy and security requirements for entities subject to the CCPA. The CCPA or fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

Human Capital Resources

As of March 1, 2025, we had 112 employees, all of whom were full-time. Of those, 84 were engaged in research and development activities. All of our employees are located in the United States. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Our future success depends on our ability to attract, develop and retain key personnel, maintain our culture and ensure diversity and inclusion in our board of directors, management and broader workforce. Our human resources objectives include, as applicable, recruiting high caliber talent, retaining, incentivizing and motivating our existing and prospective employees. We aim to ensure a culture of high performance, innovation and accountability. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. As these areas directly impact our ability to compete and innovate, they are key focus areas for our board of directors and senior executives.

To that end, in 2024 and 2025 we strengthened our management team with the addition of Warner Biddle, Chief Executive Officer; Naji Gehchan, MD, MSc, MBA, Chief Medical and Development Officer; Dan Maziasz, Chief Business Officer; Cara Bauer PhD, Chief Human Resources Officer; and Tracy Rossin, Senior Vice President of Corporate Affairs, Communications and Investor Relations. Additionally, we appointed Christi Shaw and Mert Aktar to the Board of Directors, bringing decades of industry leadership in corporate strategy and manufacturing expertise, including gene and cell therapy.

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
•
On November 28, 2023, the FDA issued a statement that it is investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous chimeric antigen receptor (CAR) T cell immunotherapies, such as KYV-101, and in January 2024, the FDA notified the manufacturers of the six FDA-approved BCMA-directed and CD19-directed chimeric CAR genetically modified autologous T-cell therapies that their products’ safety information must be updated to include a boxed warning that T-cell malignancies have occurred following treatment with BCMA-directed and CD19-directed genetically modified autologous T-cell immunotherapies. In April 2024, the FDA issued a public safety statement announcing its initiation of the class labeling changes and noting that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals, require us to include a boxed warning on any of our product candidates that receive regulatory approval or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.
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

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including KYV-101 and KYV-201. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success, and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through December 31, 2024. For the years ended December 31, 2024 and 2023, we reported a net loss of $127.5 million and $60.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $263.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates, and seek regulatory approvals for our product candidates.

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

We cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. The FDA may also consider its approvals of competing products, which may alter the treatment landscape, concurrently with their review of our investigational new drug applications, or INDs, or other submissions, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical trial design. Such changes could delay approval or necessitate withdrawal of our INDs or other submissions.

If any of our product candidates is approved for marketing by applicable regulatory authorities, our ability to generate revenue from such product will depend on our ability to:

•
receive regulatory approval for the targeted patient populations and claims that are necessary or desirable for successful marketing;
•
manufacture products through contract manufacturing organizations, or CMOs, in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•
price our products competitively such that third-party and government reimbursement permits broad product adoption;
•
demonstrate the superiority of our products compared to the standard of care, as well as other therapies in development;
•
create market demand for our products through our own marketing and sales activities, and any other arrangements to promote these products that we may otherwise establish;
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
•
maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites; and
•
ensure that our products will be used as directed and that additional unexpected safety risks will not arise.

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

As discussed in Part II, Item 9A of our Annual report on Form 10-K for the year ended December 31, 2023, we previously identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

During the year ended December 31, 2024, our management, with the oversight of the Audit Committee of our board of directors, took substantial measures toward remediating the control deficiencies contributing to the material weaknesses. Specifically, we completed an initial risk assessment process and continue to focus on the principles of the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework related to risk assessment; we have engaged a third-party consulting firm to advise and assist in documenting the design and implementation of internal controls over the financial reporting process, including general controls over information systems; and we have hired additional accounting and IT personnel, including but not limited to a Vice President of Accounting/Corporate Controller, a Head of Information Technology, and an Assistant Controller. Our management is committed to maintaining a strong internal control environment and to continuing to implement a strong system of controls and believe that our ongoing remediation efforts, particularly in the improvement of our control environment, will result in significant improvements to our system of controls. However, the material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will continue to implement new procedures and controls and take efforts to address each of the identified weaknesses. These remediation measures will be time consuming and require financial and operational resources.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Refer to the section titled “Controls and Procedures” in Part II, Item 9A of this Annual Report on Form 10-K.

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

As of March 1, 2025, we had 112 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2024, we had federal NOL carryforwards of $79.2 million and state NOL carryforwards of $205.2 million. Under the Internal Revenue Code of 1986, as amended, or the Code, our U.S. federal net operating losses will not expire and may be carried forward indefinitely but the deductibility of federal net operating losses is limited to no more than 80% of current year taxable income (with certain adjustments). In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have performed a Section 382 study as of December 31, 2023, and expect approximately $2.0 million of federal net operating losses and $1.9 million California net operating losses to expire unused due to Section 382 limitations. As of December 31, 2024, the Section 382 study was updated and we concluded that there were no ownership changes during 2024. Furthermore, there may be additional ownership changes in the future, including as a result of subsequent changes in our stock ownership, some of which may be outside of our control. As a result, if we undergo an ownership change, and our ability to use our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes is limited, it would harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act, or the IRA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Additionally, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Trump administration has proposed various U.S. federal tax law changes that, if enacted, could have a material impact on our business, cash flows, financial condition or results of operations. It is also uncertain if and to what extent various states will conform to federal tax laws. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock and, as described more fully below, are currently named as a defendant in a recently filed securities class action complaint. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is likely to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In addition, certain of our directors and officers are involved in ongoing securities or other lawsuits in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could seriously harm our business. As noted above, in December 2024, a shareholder class action complaint, or the Complaint, was filed in the United States District Court for the Northern District of California against our company, certain of our current and former officers and directors, and the underwriters of our initial public offering. The Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. We believe we have good and substantial defenses to the claims in the complaint, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the year ended December 31, 2024.

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

Additionally, we believe, through our interactions with the FDA under our Regenerative Medicine Advanced Therapy, or RMAT, designation, that our phase 2 trial in SPS, which we refer to as a pivotal trial, will be sufficient for use as a registration-enabling study, However, the FDA or other regulatory agencies may conclude that the trial is not sufficient to be registration-enabling to support a Biologic License Application, or BLA, or similar submission in other jurisdictions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We supply our investigational product candidate, KYV-101, in investigator-initiated trials and on a named patient basis to patients who have exhausted other treatment options and for whom there is a strong scientific rationale to support the use of an unapproved product candidate. The investigator-initiated trials we supply to are located in the United States and Germany, and the independent investigators of such trials file INDs for the treatment of multiple or individual patients with KYV-101. We have also supplied KYV-101 for use in single named patients in Germany, through a European distributor. In Germany, these single-patient efforts are termed “Individueller Heilversuch,” or single-patient treatment healing attempts, and occur outside of a controlled clinical trial setting and are not part of a codified German regulatory path. “Individueller Heilversuch” is a form of compassionate use treatment for an individual patient in Germany, where a procedure or treatment that has not received marketing authorization may be used for the expected benefit of a patient who has exhausted all available treatment options, under the discretion of the treating physician. The provision of KYV-101 on a named patient basis and in investigator-initiated trials are not a substitute for, or intended to replace, our clinical trials. The primary goal of these compassionate use treatments is not to assess the effectiveness, but rather to provide a treatment option to patients who have exhausted all other options. We evaluate whether to grant such access or similar access in other foreign countries to KYV-101 outside of our sponsored clinical trials on a case-by-case basis.

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

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. Such delayed side effects might be observed during the long-term follow-up FDA has insisted upon for certain gene therapy products. For example, in 2024 the FDA initiated class safety labeling changes for BCMA- or CD19-directed genetically modified autologous CAR T cell immunotherapies after it concluded that changes to the boxed warning were warranted to highlight the serious risk of T cell malignancies. In addition to labeling changes, if we were to identify delayed side effects with any of our product candidates, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to healthcare practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Other potentially significant negative consequences include that:

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

We rely on third party CMOs to manufacture and supply cell therapy products for our research and development purposes and for our clinical trials. Under our Master Services Agreement with WuXi ATU Advanced Therapies Inc., dated March 2022, or the WuXi Agreement, WuXi provides us with cell manufacturing, release and testing services for our KYV-101 product candidate. Under our Development and Manufacturing Services Agreement, or the Elevate Agreement, with ElevateBio Base Camp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate. Pursuant to our Licence and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, or the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials. Although we believe we currently have sufficient clinical-grade vector in inventory to move forward with our anticipated clinical trials, there is no guarantee that sufficient clinical-grade vector will be available in the quantities we require in the future or on terms that are acceptable to us.

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

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. We are aware of third-party U.S. and European patents related to CAR T cells for use in treating autoimmune diseases, which may be relevant to our product candidates. If these patent rights were enforced against us, we believe that we have defenses against any such action, including that these patents are not valid. There could be additional issued patents of which we are not aware that our current or potential future product candidates infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover our product candidates.

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

We cannot provide any assurances that no valid third-party patents and other intellectual property rights can be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture and formulations thereof. If we are sued for infringing intellectual property rights of third parties, such litigation could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially and adversely affect our business, financial condition and results of operations. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material and adverse effect on our business, financial condition and results of operations. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We may be involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we or one of our licensing partners may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our or our licensors’ pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents or our licensors’ patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our or our licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or our licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). In addition, the U.S. Supreme Court has changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria, which also could make it more difficult to obtain patents. An adverse outcome in a litigation or proceeding involving our or our licensors’ patents could limit our ability to assert our or our licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Certain of our employees, consultants or advisors have in the past and may in the future be employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors and we may in the future be subject to claims that former employees, consultants, or other third parties have an interest in our patents or other intellectual property as an inventor, co-inventor, or owner of trade secrets. Although it is our policy to require our employees and consultants who may be involved in the conception or development of intellectual property to execute agreements assigning that intellectual property to us, we may be unsuccessful in executing such an agreement with each party who conceives or develops intellectual property that we regard as our own or such party may breach the assignment agreement, or we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

We have conducted, are currently conducting, and may in the future conduct one or more clinical trials of our current or future product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.

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

On November 28, 2023, the FDA issued a statement that it is investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous chimeric antigen receptor (CAR) T cell immunotherapies, such as KYV-101. While the FDA noted that it currently believes that the overall benefits of these products continue to outweigh their potential risks for their approved uses, the FDA stated that it is investigating the identified risk of T-cell malignancy with serious outcomes, including hospitalization and death, and is evaluating the need for regulatory action. In January 2024, the FDA notified the manufacturers of the six FDA-approved BCMA-directed and CD19-directed chimeric CAR genetically modified autologous T-cell therapies that their products’ safety information must be updated to include a boxed warning that T-cell malignancies have occurred following treatment with BCMA-directed and CD19-directed genetically modified autologous T-cell immunotherapies. In April 2024, the FDA issued a public safety statement announcing its initiation of the class labeling changes and noting that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. Because all currently approved CAR T-cell immunotherapies are in oncology indications, however, there can be no assurance that the FDA will reach the same risk-benefit analysis in other indications, such as autoimmune. Given that the autoimmune diseases we are seeking to treat are different indications from the approved oncology indications, the FDA and other regulatory authorities may apply a different benefit-risk assessment threshold such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA could ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals, require us to include a boxed warning on any of our product candidates that receive regulatory approval or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether or how much such rights may be exercised.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal, state and foreign enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, significant fines and penalties and settlements in the healthcare industry. Ensuring that business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time-and resource-consuming and may divert our management’s attention from the operation of our business.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval pathway, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified time period after the date accelerated approval is granted. The FDA has issued draft guidance that proposes criteria it will evaluate to determine if a trial is underway, including whether enrollment in the trial has been initiated. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, FDORA gives the FDA increased authority to withdraw accelerated approval on an expedited basis if, for example, the sponsor fails to conduct such studies in a timely manner, such studies fail to confirm the drug’s clinical benefit or the sponsor fails to send the necessary updates to the FDA. The FDA is empowered to take action against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

Although we received Fast Track designation for KYV-101 for the treatment of patients with refractory lupus nephritis in May 2023, for KYV-101 for the treatment of patients with myasthenia gravis, or MG, in December 2023 and for KYV-101 for the treatment of patients with multiple sclerosis in January 2024 and RMAT designation for KYV-101 for the treatment of SPS in July 2024 and for the treatment of MG in August 2024, these designations do not assure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional FDA procedures. In addition, the FDA may withdraw a Fast Track or other accelerated review designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate. Access to an expedited program may expedite the development or approval process, but it does not change the standards for approval.

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

We may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates.

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

We have received Regenerative Medicine Advanced Therapy, or RMAT, designation for KYV-101 for the treatment of stiff-person syndrome, or SPS, and for the treatment of myasthenia gravis, or MG. This designation may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We received Regenerative Medicine Advanced Therapy designation for KYV-101 for the treatment of SPS in July 2024 and for the treatment of MG in August 2024.

A company may request RMAT designation of its product candidate, which designation may be granted if the product meets the following criteria: (i) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA, was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or MDRP, are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, former President Biden signed the IRA into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how other such challenges, and any healthcare reform measures of the Trump administration, will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In addition, in certain countries outside the United States, reimbursement for products that have not yet received marketing authorization may be provided through national managed access programs.

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

In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and took effect as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at European Union level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

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

The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rule-making process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Our ability to effectively monitor and respond to the rapid and evolving developments and expectations relating to sustainability, including the environmental, social and governance matters, may impose unexpected costs or results in reputational or other harm that could have a material adverse effect on our business.

There is an increasing focus from certain investors, employees, regulators, listing exchanges and other stakeholders concerning corporate responsibility and sustainability matters, including with regard to environmental, social and governance factors. Some investors and investor groups may use these factors—either positively or negatively—to guide their investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies or practices relating to corporate responsibility and sustainability do not align with their expectations. Currently, a number of third-party providers of corporate responsibility and sustainability ratings measure the performance of companies on such topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and some major institutional investors have publicly emphasized the importance of these measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change, human rights, business ethics and compliance, and the role of companies’ board of directors in overseeing various sustainability-related issues. In light of investors’ increased focus on these matters, if we are, for example, perceived as lagging in taking steps with respect to these initiatives, certain investors may seek to engage with us on improving our corporate responsibility and sustainability disclosures or performance. They may also make voting decisions or take other actions to hold us and our board of directors accountable.

In addition, there are rapidly evolving developments and changing expectations relating to sustainability matters. As a result, the criteria by which our corporate responsibility and sustainability practices are assessed may change, which could cause us to undertake costly initiatives or actions to satisfy new demands. If we elect not to or are unable to adequately recognize and respond to such developments and changing governmental, societal, investor and/or consumer expectations relating to sustainability matters, we may miss corporate opportunities, become subject to additional scrutiny or incur unexpected costs. We may face risk of litigation or reputational damage in the event that our sustainability policies or practices do not meet the standards set by various constituencies.

We may also face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable sustainability rating from third-party rating services. A low sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competitors instead. Ongoing focus on corporate responsibility and sustainability matters by investors and other stakeholders as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, financial condition or results of operations, including the sustainability of our business over time, and could cause the market value of our common stock to decline.

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

Disruptions at the FDA, the SEC and other government agencies, including from government shutdowns, or funding changes, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

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

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Additionally, in 2024, the FTC finalized updates to the Health Breach Notification Rule that, among other things, clarified its applicability to health apps and other similar technologies and expanded the information the breach notification requirements for entities subject to the rule which may add additional complexity to compliance obligations going forward.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, which creates new individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Further, the California Privacy Rights Act, or the CPRA, amended the CCPA. The changes introduced by the CPRA impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt-outs for certain uses of sensitive data. The amendments ushered in by the CPRA also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required.

Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. New consumer privacy laws entered into force in Connecticut, Colorado, Montana, Oregon, Texas, Virginia and Utah in 2023 and 2024. Additionally, Delaware, Florida, Indiana, Iowa Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island, Tennessee and others have adopted privacy laws, which took or will take effect from January 1, 2025 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA), along with other standalone health privacy laws, subject health related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above-discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Foreign data protection laws, including the European Union’s General Data Protection Regulation, or the EU GDPR, and the UK equivalent of the same, or UK GDPR, together with the EU GDPR, the GDPR, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA, or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting and access to certain data such as the European Health Data Space Regulation. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Currently, the EU GDPR and UK GDPR remain largely aligned, but a bill to amend the existing UK framework has been reintroduced (in a different form) by the new UK Government and was announced as a bill which has been introduced into Parliament at the King’s speech on July 17, 2024. At this time, there is no specific clarify on the provisions of the bill, or to the extent to which it will amend the UK framework, beyond general descriptions on its intended purpose. This bill, if passed, may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework.

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

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and have a material adverse effect on our business, financial condition and results of operations.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third-party contract developers and manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, and other materials for our product candidates. For example, under the WuXi Agreement, WuXi provides us certain with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate; under the Elevate Agreement we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing-services for our KYV-101 product candidate; and pursuant to the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

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

The manufacturing process for our product candidates is subject to the FDA, EMA and foreign regulatory authority review. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs, and, in certain cases, current good tissue practice, or cGTP, requirements. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA, EMA and foreign regulatory authorities. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable foreign regulatory authorities, we may not be able to rely on their facilities for the manufacture of elements of our product candidates. Moreover, we do not conduct the manufacturing process ourselves and are dependent on our CMOs for manufacturing in compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our projected manufacturing capacity or supply of materials becomes limited, delayed, interrupted, or more costly than anticipated, we may be forced to enter into an agreement with another third party, which we may not be able to do timely or on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party.

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
•
in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products; and
•
regulatory enforcement actions against our manufacturers or us, including fines and civil, criminal and administrative penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, requirements to cease distribution of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, or withdrawal of product approval.

Additionally, our CMOs may experience difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to participants in preclinical and clinical trials, or to provide product for treatment of participants if approved, would be jeopardized. For example, the new Trump administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the new Trump administration has initiated, and is considering imposing additional, tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the new Trump administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and increase the cost of materials purchased to manufacture our product candidates.

We depend on limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. If we are unable to source these supplies on a timely basis, or establish longer-term contracts with our CMOs, we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed.

We depend on limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. For example, WuXi and Elevate are currently our only providers of customized cell manufacturing, release and testing services for our KYV-101 product candidate. We do not currently have long-term supply contracts with all of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects.

Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, produce insufficient quantities of our supplies or otherwise fail to meet contractual requirements, experience financial difficulties, cease operations, face business disruptions or be acquired by, or enter into exclusive arrangements with, our competitors. In addition, geopolitical tensions may impact our CMOs. In January 2024, the U.S. House of Representatives introduced the BIOSECURE ACT (H.R. 7085), which was subsequently amended on May 15, 2024 and passed by the U.S. House of Representatives on September 9, 2024, and the Senate advanced a substantially similar bill (S. 3558), both of which would prohibit U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Generally, a “biotechnology company of concern” is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary’s government and poses a risk to the national security of the U.S. WuXi AppTec was listed as a “biotechnology company of concern.” The final language, pathway and timing for the provisions of either of these bills to become law remain uncertain. Although the bill was passed in the House on September 9, 2024, the Senate did not pass the bill before the end of the 118th Congress’ term. Nonetheless, if these bills are re-introduced in the House and Senate and become law, or similar laws are passed, they would have the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive reimbursement from, the U.S. government. Passage of legislation similar to the BIOSECURE ACT could potentially lead the way for further legislation, sanctions, or restrictions that could potentially impact our relationship with WuXi and the WuXi Agreement due to those entities affiliations with WuXi, which could delay or impact clinical trials and consequently delay or obstruct regulatory approval of our product candidates.

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

When the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. See the risk factor under the heading “We or our directors or officers may be subject to securities litigation, which is expensive and could divert management attention” above for a discussion of a recently filed securities class action complaint in which we are currently named as a defendant.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. As of December 31, 2024, we had 2,491,968 shares of common stock available for future issuance under our 2024 Plan. Additionally, the number of shares of our common stock reserved for issuance under the 2024 Plan will automatically increase on January 1st of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Additionally, pursuant to our 2024 Inducement Equity Incentive Plan, or our Inducement Plan, our management is authorized to grant equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees provided that certain criteria are met. As of December 31, 2024, we had 1,070,741 shares of common stock available for future issuance under our Inducement Plan. Unless our board of directors or a committee thereof elects not to increase the number of shares available for future grant each year under the 2024 Plan or Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

In addition, the shares of our common stock that are subject to outstanding options under our equity incentive plans are eligible for sale in the public market, to the extent permitted by the provisions of various vesting schedules, the lock-up agreements (and the exceptions thereto) and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of December 31, 2024, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 52.1% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K and our other periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Material Effects of Cybersecurity Incidents

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

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. In December 2024, a shareholder class action complaint, or the Complaint, was filed in the United States District Court for the Northern District of California against our Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. The Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. We believe we have good and substantial defenses to the claims in the Complaint, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the year ended December 31, 2024. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “KYTX” since February 8, 2024. Prior to this date, there was no public market for our common stock.

Holders of Common Stock

As of March 1, 2025, there were approximately 28 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information included in Part II, Item 8 of this Annual Report. Some of the information contained in this discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. Our goal is to liberate patients from autoimmune diseases through the curative potential of cell therapy. Our approach is supported by our breadth of experience treating patients with our lead product candidate, KYV-101, across more than 15 autoimmune disease indications. This has been documented through the scientific publication of multiple autoimmune case studies, our proprietary dataset of patients treated through named patient forms of compassionate use, our experience in ongoing investigator-initiated trials at leading academic institutions, as well as early clinical data from our ongoing company-sponsored trials illustrating the potential of these therapies to deeply deplete B cells with the aim of achieving durable treatment-free remission. This validation provides us with a clear path to continue advancing KYV-101 through late-stage clinical development and commercialization across two broad areas of autoimmune disease: neuroinflammation and rheumatology.

Our lead program, KYV-101, is an autologous, fully human CD19 CAR T-cell product candidate incorporating highly potent CD28 co-stimulation. KYV-101 is made from an underlying chimeric antigen receptor, or CAR, licensed from the National Institutes of Health, or the NIH. We believe that this uniquely designed CAR in KYV-101 has the potential to deliver a differentiated therapeutic profile in autoimmune disease. In addition to a fully human scFv domain, the CAR in KYV-101 was also designed with a human CD8α hinge and transmembrane domain, a human CD28 costimulatory domain, and a human CD3ζ activation domain. This same underlying CAR in KYV-101 has completed a 20-patient Phase 1 trial in oncology conducted by the NIH, and the results from this Phase 1 trial published in Nature Medicine reported similar rates of durable antitumor responses while delivering improved tolerability in the clinic among adult oncology patients, as compared to the CAR used to create Yescarta®. We believe that these differentiated properties of the CAR in KYV-101 are critical for the potential success of CAR T cells as autoimmune disease therapies.

Our focused clinical development pipeline includes a pivotal Phase 2 trial of KYV-101 in stiff person syndrome, or SPS, a Phase 2 trial of KYV-101 in myasthenia gravis, or MG, and two multi-center Phase 1/2 trials for patients with lupus nephritis, or LN. We are also harnessing investigator-initiated trials and other Kyverna-sponsored clinical trials, or KYSA trials, including in multiple sclerosis and systemic sclerosis, to inform the next priority indications to advance into late-stage development. Additionally, our pipeline includes next-generation CAR T-cell therapies in both autologous and allogeneic formats, including efficiently expanding into broader autoimmune indications and increasing patient reach with KYV-102 using our proprietary whole blood rapid manufacturing process. We believe our cell therapy approach to autoimmune disease may present a significant advantage over current standard-of-care therapies by aiming for deep B cell depletion, an immune reset and long-term remission in autoimmune diseases.

KYV-101 is currently being evaluated in company-sponsored KYSA trials and investigator-initiated trials in numerous B-cell mediated autoimmune diseases with a prioritized focus in SPS, MG and LN. We have aligned with the FDA on a registrational Phase 2 trial design in SPS, KYSA-8. This KYSA-8 pivotal Phase 2 trial in SPS has enrolled 70% of study participants, with completion of enrollment expected in mid-2025. We also continue to progress our chemistry, manufacturing and controls, or CMC, readiness efforts in a capital-efficient manner in support of an anticipated biologics license application, or BLA, filing with the FDA in 2026. We expect to report topline data from our pivotal Phase 2 trial in SPS in the first half of 2026 and anticipate filing our first BLA with the FDA in 2026.

Our Phase 2 trial in MG, KYSA-6, has completed enrollment of patients in an initial six-patient cohort and we plan to report interim data from this cohort in the second half of 2025. We received Regenerative Medicine Advanced Therapy, or RMAT, designations and Orphan Drug Designations from the FDA for both SPS and MG as well as Orphan Drug Designation from the European Medicines Association in MG. We continue to engage in positive dialogue with the FDA and expect to provide an update on the registrational path for KYV-101 in MG in the first half of 2025.

We are also currently advancing two Phase 1/2 trials in LN, KYSA-1 and KYSA-3. We have completed the dose-escalation cohort of KYSA-1 and are now treating patients at the target dose. We expect to report Phase 1 data from both of these trials in the second half of 2025. In November 2024, we presented clinical data at ACR Convergence 2024 that demonstrated positive sustained efficacy and durability at >6-month follow-up observed in patients with severe LN treated with KYV-101 at the therapeutic dose.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes and revenue from our collaboration agreement with Gilead Sciences, Inc., or Gilead, which terminated effective as of January 22, 2024, and from the sale of shares of our common stock in our initial public offering in February 2024, or the IPO. Our net losses were $127.5 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $263.5 million. Management has determined that our cash and cash equivalents and available-for-sale marketable securities of $286.0 million as of December 31, 2024 will be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances and licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•
continue to progress the development of our product candidates, including KYV-101 in multiple clinical trials in parallel;
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
•
operate as a public company.

We do not currently own or operate any manufacturing facilities. We rely on contract manufacturing organizations, or CMOs, to produce our drug candidates in accordance with the U.S. Food and Drug Administration’s, or the FDA’s, current Good Manufacturing Practices regulations for use in our clinical studies. In March 2022, we entered into a master services agreement with WuXi ATU Advanced Therapies, Inc., or WuXi. WuXi’s facility in Philadelphia, Pennsylvania, provides us with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate. Under our Development and Manufacturing Services Agreement, dated July 2023, or the Elevate Agreement, with ElevateBio Base Camp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate. Pursuant to our Licence and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

We are also developing Ingenui-T, a manufacturing process designed to improve patient experience and manufacturing capabilities through partnerships with world-class organizations in cell therapy manufacturing. Under the Elevate Agreement, Elevate is undertaking process development services for the development of a rapid whole blood manufacturing process for our CAR T-cell products, including KYV-102.

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

We accounted for the acquisition of the licenses, including patent rights and know-how, as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, we recorded the consideration of $3.3 million as a research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. As of December 31, 2024, we recognized $0.6 million related to benchmark royalties for regulatory approvals and patients’ dosing in clinical trials as research and development expenses in the statement of operations and comprehensive loss. As of December 31, 2024, $0.6 million were recorded as accounts payable in the balance sheet. No other benchmark royalties were probable or payable as of December 31, 2024 and 2023. We recognized $0.2 million as research and development expense related to minimum annual royalty payments in each of the years ended December 31, 2024 and 2023.

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

No milestone payments were probable or payable as of each of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, Intellia owned less than 5% of our outstanding equity

Macroeconomic Trends

We may be affected by worldwide economic conditions and challenges, such as the effects of the ongoing geopolitical conflicts in Ukraine, the Israel-Hamas war, the conflict between Israel and Iran, tensions in United States-China relations, disruptions in the banking industry and inflationary trends, and the imposition, or threatened imposition, of tariffs and potential retaliatory trade restrictions. The fiscal years 2024 and 2023 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics continue into 2025, and these and similar adverse market conditions may negatively impact our business, financial position and results of operations. For further discussion of the potential impacts of macroeconomic events on us, refer to the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Our general and administrative expenses have increased, and are expected to continue to increase following our IPO, as a result of increased personnel costs, including salaries, benefits and stock-based compensation expense, patent costs for our product candidates, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with stock exchange listing and requirements of the Securities and Exchange Commission, or the SEC, investor relations costs and director and officer insurance premiums.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$112,473	$49,923	62,550	125%
General and administrative	30,131	12,483	17,648	141%
Total operating expenses	142,604	62,406	80,198	129%
Loss from operations	(142,604)	(62,406)	(80,198)	129%
Interest income	15,359	2,282	13,077	573%
Interest expense	(142)	(187)	45	(24)%
Other expense, net	(90)	(55)	(35)	64%
Total other income, net	15,127	2,040	13,087	642%
Net loss	(127,477)	(60,366)	(67,111)	111%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
External costs:
License fees, milestone payments and annual maintenance fees related to acquired technologies	$912	$248	$664	268%
CRO, CMO, professional consulting and other third-party preclinical studies and clinical trials costs	67,678	21,468	46,210	215%
Other research and development costs, including laboratory materials and supplies	2,318	5,288	(2,970)	(56)%
Internal costs:
Personnel-related	30,272	16,800	13,472	80%
Facilities and overhead	11,293	6,119	5,174	85%
Total research and development expenses	$112,473	$49,923	$62,550	125%

Research and development expenses increased by $62.6 million, or 125%, from $49.9 million for the year ended December 31, 2023 to $112.5 million for the year ended December 31, 2024. CRO, CMO, professional consulting and other third-party preclinical studies and clinical trial costs increased by $46.2 million for the year ended December 31, 2024 compared to 2023, as we continued advancing our lead product candidate, KYV-101, through clinical development. Other research and development costs, including laboratory materials and supplies, decreased by $3.0 million for the year ended December 31, 2024 compared to 2023, mainly due to a reduction in procurement of materials for our research and development activities. License fees, milestone payments and annual maintenance fees related to acquired technologies for the year ended December 31, 2024 mainly included expenses related to the minimum annual royalties and milestone fees of $0.9 million payable to the NIH.

In 2024, personnel-related research and development costs increased by $13.5 million as a result of hiring personnel in our research and development organization during the year. This increase included an increase of $1.7 million in stock-based compensation expense, as we granted more options. Facilities and overhead costs increased by $5.2 million for 2024, mainly due to a $1.3 million increase in allocated overhead expenses, a $1.0 million increase in depreciation expense, a $1.1 million increase in software licenses expense, and an increase in conferences, recruitment and other expenses.

The following table summarizes our external costs by program for the periods presented:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
KYV-101	$61,884	$18,267	$43,617	239%
KYV-201	3,947	4,509	(562)	(12)%
Other research and development activities	5,077	4,228	849	20%
Total external research and development expenses	$70,908	$27,004	$43,904	163%

In 2024, KYV-101 program expenses increased by $43.6 million, primarily attributable to a $39.0 million increase in CRO, CMO and other clinical trials costs as we continued to advance KYV-101 through clinical development. KYV-101 program CRO, CMC and other clinical trial costs in 2024 also include $4.0 million compared to $1.6 million in 2023 of external expense related to the development of our Ingenui-T manufacturing process. The Ingenui-T manufacturing process is also used to develop a new program, KYV-102, announced in January 2025. Professional consulting expenses related to KYV-101 increased by $4.1 million and license maintenance expenses increased by $0.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

KYV-201 expenses decreased by $0.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. CRO, CMO and consulting expenses increased by $0.7 million. This increase was off-set by a $1.2 million decrease in other research and development costs, such as reagents, laboratory materials and supplies expenses.

Other research and development activities increased by $0.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 and include expenses related to reagents, lab supplies, outsourced research and development and professional consulting services.

General and Administrative Expenses

General and administrative expenses increased $17.6 million, or 141%, to $30.1 million for the year ended December 31, 2024 from $12.5 million for the year ended December 31, 2023. The increase in general and administrative expenses was primarily attributable to a $10.7 million increase in salaries and benefits, an increase of $4.7 million in professional services costs related to legal, accounting and consulting services, and a $2.2 million increase in facilities and overhead costs. The increase in salaries and benefits expenses include a $4.5 million increase in stock-based compensation expense, which includes $2.8 million of expenses recognized in connection with the note forgiveness and stock modification expense related to the former chief executive officer.

Interest Income

Interest income increased $13.1 million, from $2.3 million for the year ended December 31, 2023 to $15.4 million for the year ended December 31, 2024. The increase primarily relates to increased amounts invested in available-for-sale marketable securities and cash equivalents following the IPO in February 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through December 31, 2024, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock of $168.0 million, issuances of convertible notes of $2.0 million, an upfront payment of $17.5 million under the Gilead Agreement and net proceeds from the IPO of $336.2 million. As of December 31, 2024, we had $286.0 million in cash, cash equivalents and available-for-sale marketable securities.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2024, we had an accumulated deficit of $263.5 million. Based on the current cash forecast, management has determined that our cash and cash equivalents and available-for-sale marketable securities of $286.0 million as of December 31, 2024 will be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Our operating cash burn can vary from quarter to quarter; for example, we made certain one-time investments in our CMC readiness in the second half of 2024, which we expect to continue through the first half of 2025 for an anticipated BLA in 2026. We have also accelerated enrollment in certain of our clinical trials, with completion of enrollment in our pivotal Phase 2 trial in SPS expected in mid-2025. For these reasons, we currently expect our operating cash burn in the first half of 2025 to be higher than our operating cash burn in the second half of 2025. This forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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
•
litigation expenses we incur to defend against any claims, including the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(114,250)	$(52,410)
Net cash used in investing activities	(160,902)	(8,785)
Net cash provided by financing activities	337,113	58,118
Net increase (decrease) in cash and cash equivalents	$61,961	$(3,077)

Operating Activities

Net cash used in operating activities was $114.3 million and $52.4 million for the years ended December 31, 2024 and 2023, respectively.

Cash used in operating activities for the year ended December 31, 2024, was primarily due to our net loss of $127.5 million, decreased by other non-cash charges of $5.4 million and decreased by a net reduction of $7.9 million in our net operating assets and liabilities. Non-cash changes primarily consisted of $8.4 million stock-based compensation expense, $2.1 million depreciation and amortization expense and a $2.5 million non-cash lease expense, partially offset by $7.7 million accretion of discount on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to an increase in other accrued expenses and current liabilities of $10.9 million, primarily due to an increase in accrued CRO and CMO research and development expenses, an increase in accrued compensation of $2.1 million, and an increase in accounts payable of $0.7 million, partially offset by a decrease in operating lease liabilities of $2.4 million, an increase in other non-current assets of $2.0 million, and an increase in prepaid expenses and other current assets of $1.5 million.

Cash used in operating activities for the year ended December 31, 2023, was primarily due to our net loss of $60.4 million, decreased by other non-cash charges of $4.5 million and decreased by a net reduction of $3.4 million in our net operating assets and liabilities. Non-cash changes primarily consisted of $2.2 million of stock-based compensation expense, $1.7 million of depreciation and amortization expense and a $1.7 million non-cash lease expense, partially offset by $1.1 million accretion of discount on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $4.1 million, a $2.7 million increase in other current liabilities and a $1.4 million increase in accrued compensation, offset by an increase in other non-current assets of $1.8 million, a decrease in operating lease liabilities of $1.7 million and an increase in prepaid expenses and other current assets of $1.2 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024, was $160.9 million, which consisted of $490.0 million of purchases of available-for-sale marketable securities and $2.2 million of purchases of property and equipment, offset by $331.3 million in proceeds from maturities of available-for-sale marketable securities.

Net cash used in investing activities for the year ended December 31, 2023, was $8.8 million, which consisted of $54.8 million of purchases of available-for-sale marketable securities and $0.6 million of purchases of property and equipment, offset by $46.7 million in proceeds from maturities and sales of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024, was $337.1 million, which consisted of $341.2 million cash proceeds from the issuance of shares of our common stock in the IPO, net of underwriting discount and $0.3 million of proceeds from exercises of stock options, partially offset by a payment of $3.4 million related to offering costs and a payment of $1.0 million related to finance lease obligations.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material. We do not currently expect any of our other agreements to be terminated and did not have any other non-cancellable obligations under these agreements as of December 31, 2024 and 2023.

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of December 31, 2024 and 2023.

As of December 31, 2024, we leased approximately 68,000 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027. We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of December 31, 2024, our non-cancellable lease obligations were $8.1 million and $1.1 million under operating and finance leases, respectively, of which $3.6 million and $0.9 million related to operating and finance leases, respectively, are due within the next 12 months.

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

Stock-Based Compensation Expense

We measure stock-based option awards made to employees and non-employees based on the estimated fair value of the awards as of the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield.

Fair Value of Common Stock — Prior to the IPO, the fair market value of our common stock was determined by our board of directors with assistance from management and external valuation experts. Our approach to estimating the fair market value of our common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following our IPO, the fair market value of our common stock is based on its closing price on Nasdaq as reported on the date of the stock option grant.

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

Foreign Currency Exchange Rate Risk

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including the CEO and the CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses in internal control over financial reporting, described below. However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures we performed to ensure that our financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, our management has concluded that our financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas. These material weaknesses continue to exist as of December 31, 2024.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, these material weaknesses contributed to the following additional material weakness: we did not design and maintain effective (i) general controls over information systems that support the financial reporting process, (ii) controls over the completeness and accuracy of information used in the operation of control activities across substantially all financial statement areas, and (iii) management review controls at a sufficient level of precision to detect a material misstatement across substantially all financial statement areas that involve complex and judgmental areas of accounting and disclosure. These material weaknesses continue to exist as of December 31, 2024.

Ongoing Remediation of Material Weaknesses

During the year ended December 31, 2024, our management, with the oversight of the Audit Committee of our board of directors, has taken substantial measures toward remediating the control deficiencies contributing to the material weaknesses identified above. These remediation efforts include the following:

•
We have hired additional accounting and IT personnel, including but not limited to the hiring of a Vice President of Accounting/Corporate Controller, a Head of Information Technology, and an Assistant Controller;
•
We have engaged a third-party consulting firm to advise and assist in documenting the design and implementation of internal controls over the financial reporting process, including general controls over information systems;
•
We have completed an initial risk assessment and continue to focus on the principles of the COSO framework related to risk assessment;
•
We have begun to design and implement and will continue to enhance our entity level controls across each of the COSO components necessary for effective internal control;
•
We have formalized process documentation of all key processes and systems, including the mapping of controls to relevant financial reporting and IT risks;
•
We have designed and implemented general controls over information systems across the majority of our relevant financial systems;
•
We have engaged a third-party technical accounting firm to help management with accounting, presentation and disclosures of complex and judgmental transactions and created an internal cross-functional disclosure committee that includes senior members of the organization;
•
We have begun to design and implement the necessary management review controls across all financial statement areas; and
•
We performed manual procedures to validate the completeness and accuracy of certain reports generated from various financial systems that are relevant to the preparation of the financial statements.

Our management is committed to maintaining a strong internal control environment. We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts, particularly in the improvement of our control environment, will result in significant improvements to our system of controls. However, material weaknesses are not considered remediated until the new controls have been operational for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. We will continue to take efforts to address each of the identified weaknesses during fiscal year 2025. This remediation process may require additional resources and will require time to implement. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of our remediation plans and take such other actions that we deem appropriate given the circumstances.

Attestation of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation measures described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls and procedures must be considered relative to their costs.

Item 9B. Other Information.

10b5-1 Trading Plan Activity

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Restated Non-Employee Director Compensation Program

Effective March 25, 2025, the compensation committee of our board of directors implemented a Restated Non-Employee Director Compensation Program, or the Restated Director Compensation Program, which amends and restates the Company’s non-employee director compensation program that was adopted in connection with the IPO, or the Prior Director Compensation Program. The Restated Director Compensation Program provides that each non-employee director initially elected or appointed to our board of directors after March 25, 2025 will automatically be granted (A) an option under the 2024 Plan to purchase that number of shares of our common stock equal to $262,500 divided by the per share grant date fair value of the option award, which will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through the applicable vesting date, and (B) restricted stock units under the 2024 Plan or any other applicable Company equity incentive plan then maintained by us covering a number of shares of common stock equal to $87,500 divided by the per share grant date fair market value as of the date of the grant, rounded down to the nearest whole share, which will vest as to 1/3rd of the shares subject thereto on each one-year anniversary over three years, subject to continued service through the applicable vesting date.

In addition, pursuant to the Restated Director Compensation Program, on the date of each annual meeting of our stockholders, commencing with our 2025 annual meeting of shareholders, each non-employee director who (i) has been serving on our board of directors for at least four months and (ii) will continue to serve as a non-employee director immediately following such annual meeting will automatically be granted (A) an option, or the Annual Option Grant, under the 2024 Plan to purchase that number of shares of our common stock equal to (a) $131,250, divided by (b) the per share grant date fair value of the option award, or (B) restricted stock units, or the Annual RSU Grant, under the 2024 Plan or any other applicable Company equity incentive plan then maintained by us covering a number of shares of common stock equal to $43,750 divided by the per share grant date fair market value as of the date of the grant, rounded down to the nearest whole share. Each of the Annual Option Grant and the Annual RSU Grant will be automatically granted on the date of each applicable annual meeting of shareholders and will vest in full on the earlier of (i) the first anniversary of the grant date and (ii) immediately prior to the annual meeting of our stockholders following the date of grant, subject to continued service through the applicable vesting date.

Pursuant to the Restated Director Compensation Program, upon a change-in-control transaction, all outstanding equity awards held by our non-employee directors will vest in full. The cash compensation under the Restated Director Compensation Program remains the same as what was provided for in the Prior Director Compensation Program. See Part III, Item 11 of this Annual Report on Form 10-K for additional details regarding our non-employee director compensation.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

As of March 27, 2025, our board of directors consists of eight members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among the three classes as follows:

•
Class I, which consists of Beth Seidenberg, M.D. and Fred E. Cohen, M.D., D.Phil., and their terms will expire at the annual meeting of stockholders to be held in 2025;
•
Class II, which consists of Ian Clark, Christi Shaw and Steve Liapis, Ph.D., and their terms will expire at the annual meeting of stockholders to be held in 2026; and
•
Class III, which consists of Warner Biddle, Mert Aktar and Daniel K. Spiegelman, and their terms will expire at the annual meeting of stockholders to be held in 2027.

The following table sets forth information regarding our directors as of March 27, 2025:

Name	Age	Position(s)	Director Since
Class I Directors whose terms expire at the 2025 Annual Meeting of Stockholders
Beth Seidenberg, M.D.(1)(2)(3) . . . . . . . .	68	Director	2018
Fred E. Cohen, M.D., D.Phil.(1)(3) . . . .	68	Director	2018
Class II Directors whose terms expire at the 2026 Annual Meeting of Stockholders
Ian Clark(2) . . . . . . . . . . . . . . . . . . . . . . .	64	Director	2021
Christi Shaw.(1)(2) . . . . . . . . . . . . .. . . . .	58	Director	2024
Steve Liapis, Ph.D.(3)(4) . . . . . . . . . . . . .	37	Director	2022
Class III Directors whose terms expire at the 2027 Annual Meeting of Stockholders
Warner Biddle . . . . . . . . . . . . . . . . . . . .	58	Chief Executive Officer and Director	2024
Mert Aktar.(3)(4) . . . . . . . . . . . . . . . . . . .	46	Director	2024
Daniel K. Spiegelman(4) . . . . . . . . . . . .	66	Director	2021

(1) Member of the Compensation Committee.

(2) Member of the Nominating and Corporate Governance Committee.

(3) Member of the Science and Technology Committee.

(4) Member of the Audit Committee.

Beth Seidenberg, M.D. has served as a member of our board of directors since September 2018. Dr. Seidenberg is a managing director of Westlake BioPartners, a life science venture capital firm she founded in September 2018. Since May 2005, Dr. Seidenberg has been a general partner at Kleiner Perkins Caufield & Byers, LLC, a venture capital firm, where she has primarily focused on life sciences investing. Dr. Seidenberg was previously the Senior Vice President, Head of Global Development and Chief Medical Officer at Amgen, Inc. (Nasdaq: AMGN). In addition, Dr. Seidenberg was a senior executive in research and development at Bristol-Myers Squibb Company (NYSE: BMY) and Merck & Co., Inc. (NYSE: MRK). From February 2008 to September 2019, Dr. Seidenberg served as a director of Epizyme, Inc. Dr. Seidenberg served on the boards of directors of TESARO, Inc., ARMO BioSciences, Inc., Atara Biotherapeutics, Inc. (Nasdaq: ATRA), and Progyny, Inc. (Nasdaq: PGNY), from June 2011 to January 2019, December 2012 to June 2018, August 2012 to June 2023 and May 2010 to November 2024, respectively. Dr. Seidenberg serves on the boards of directors of Vera Therapeutics, Inc. (Nasdaq: VERA), Acelyrin, Inc. (Nasdaq: SLRN), Sagimet Biosciences, Inc. (Nasdaq: SGMT) and several privately held life sciences companies. Dr. Seidenberg holds a Bachelor of Arts degree in biology and anthropology from Barnard College and attended medical school at the University of Miami School of Medicine. She completed her medical residency at Johns Hopkins University and George Washington University, and Fellowship at the National Institutes of Health.

We believe Dr. Seidenberg is qualified to serve on our board of directors because of her training as a physician and her experience in the life sciences industry as a senior executive and venture capitalist who has incubated and invested in over twenty-five biotechnology ventures.

Fred E. Cohen, M.D., D.Phil. has served as a member of our board of directors since September 2018. Since November 2017, Dr. Cohen has served as a Senior Managing Director of Vida Ventures, a venture capital firm that he co-founded in 2017. Dr. Cohen has also served as a co-founder and Chairman of Monograph Capital Partners, a biotechnology venture capital fund, since July 2021. Dr. Cohen currently serves as a Senior Advisor to TPG, where he previously served as a Partner and founder of TPG Biotechnology, a life science venture capital fund, from 2001 to 2016. Dr. Cohen was also a co-founder and executive chairperson of privately held Cell Design Labs, which was acquired by Gilead Sciences, Inc. (Nasdaq: GILD) in December 2017. From 1980 through 2014, Dr. Cohen was at the University of California, San Francisco (UCSF), where he held various responsibilities as a research scientist, an Internist for hospitalized patients, a consulting Endocrinologist and as the Chief of the Division of Endocrinology and Metabolism. Dr. Cohen’s research interests included structure-based drug design, prion diseases, computational biology and heteropolymer chemistry. Dr. Cohen has published over 200 peer-reviewed articles, participated as a co-inventor on over 10 patents and has served as an editor or editorial board member of several international scientific journals. Dr. Cohen received his Bachelor of Science degree in Molecular Biophysics and Biochemistry from Yale University, his D.Phil. in Molecular Biophysics from the University of Oxford on a Rhodes Scholarship, his M.D. from Stanford University and his postdoctoral training and postgraduate medical training in Internal Medicine and Endocrinology at UCSF. He is a Fellow of the American College of Physicians and the American College of Medical Informatics and a member of the American Society for Clinical Investigation and Association of American Physicians. Dr. Cohen has received several awards for his work, including a Searle Scholarship, Young Investigator Awards from the Endocrine Society and the Western Society for Clinical Investigation and the LVMH Science pour l’art prize (shared with Stanley Prusiner). Dr. Cohen was elected to the National Academy of Medicine in 2004, and the American Academy of Arts and Sciences in 2008. Dr. Cohen currently serves on the boards of directors of several biotechnology and pharmaceutical organizations, including CareDx, Inc. (Nasdaq: CDNA), Progyny, Inc. (Nasdaq: PGNY) and Intellia Therapeutics, Inc. (Nasdaq: NTLA). He is a past member of the boards of UroGen Pharma Ltd. (Nasdaq: URGN), Quintiles Transnational (merged with IQVIA Holdings (NYSE: IQV)), Biocryst (Nasdaq: BCRX), Genomic Health (acquired by Exact Sciences Corp.) (Nasdaq: GHDX), Tandem Diabetes Care, Inc. (Nasdaq: TNDM), Five Prime Therapeutics, Inc. (Nasdaq: FPRX, acquired by Amgen Inc.), Roka Bioscience, Inc. (Nasdaq: ROKA) and Veracyte, Inc. (Nasdaq: VCYT).

We believe Dr. Cohen is qualified to serve on our board of directors because of his extensive experience in the biotechnology industry, including providing strategic advice and oversight to biopharmaceutical companies, as well as his financial and medical knowledge and experience.

Ian Clark has served as Chairperson of our board of directors and as a member of our board of directors since September 2021. Mr. Clark has more than 35 years of experience in the biotechnology and pharmaceutical industry, most recently serving as Chief Executive Officer and member of the board of directors for Genentech, Inc., until his retirement in December 2016. During his seven-year tenure as Chief Executive Officer of Genentech, Mr. Clark and his team brought eleven new medicines to market for patients with rheumatoid arthritis, idiopathic pulmonary fibrosis and various types of cancer. Prior to that, Mr. Clark served as the Executive Vice President and Head of Global Product Strategy of the Roche Group from April 2009 to December 2009. Prior to his time at the Roche Group, Mr. Clark held several senior management positions at Genentech Inc. from January 2003 to March 2009, including Executive Vice President, Commercial Operations and Senior Vice President, General Manager of BioOncology. Prior to joining Genentech, Mr. Clark spent 23 years in the biopharmaceutical industry holding several positions of increasing responsibility at Novartis AG (NYSE: NVS, SIX: NOVN), Sanofi (Nasdaq: SNY), Ivax and Searle, working in the U.S.A, United Kingdom, Canada, Eastern Europe and France. Currently, Mr. Clark is on the board of directors of several public biopharmaceutical and biotechnology companies, including Takeda Pharmaceutical Company Limited (NYSE: TAK), Corvus Pharmaceuticals, Inc. (Nasdaq: CRVS), Guardant Health, Inc. (Nasdaq: GH), Olema Pharmaceuticals, Inc. (Nasdaq: OLMA) and GoodRx Holdings, Inc. (Nasdaq: GDRX). Mr. Clark previously served on the boards of and Avrobio, Inc. (Nasdaq: AVRO), Agios Pharmaceuticals, Inc. (Nasdaq: AGIO), Forty Seven, Inc., Shire Pharmaceuticals, Inc., Kite Pharma, Inc., TerraVia Holdings, Inc., Gyroscope Therapeutics Limited, Dendreon Pharmaceuticals LLC and Vernalis (R&D) Limited. Mr. Clark serves as an advisor to KKR & Co., Inc., and was previously on the Board of Biotechnology Industry Association, on the BioFulcrum Board of the Gladstone Institute and on the Economic Advisory Council of the 12th District of the Federal Reserve. In addition, he served as an advisor to Blackstone Life Sciences, formerly Clarus Ventures, LLC, a venture capital firm, from September 2017 to September 2020, as well as to Perella Weinberg Partners LP and Lazard Ltd. Mr. Clark received his Bachelor of Science in Biological Sciences and an Honorary Doctorate of Science from Southampton University in the United Kingdom.

We believe Mr. Clark is qualified to serve on our board of directors because of his vast experience in the biopharmaceutical industry, combined with his experience serving on the boards of directors of successful, high-growth public and private companies.

Christi Shaw has served as a member of our board of directors since September 2024. Ms. Shaw is a seasoned healthcare executive with over 30 years of experience in the biopharmaceutical industry. Most recently, she served as Chief Executive Officer of Kite Pharma, Inc., a Gilead company specializing in the development of cancer immunotherapies, from August 2019 to March 2023. Ms. Shaw has served on the board of directors of Beam Therapeutics Inc. (Nasdaq: BEAM) since December 2023, and on the board of directors for ReAlta Life Sciences, Inc. since January 2024. Ms. Shaw also served as a director of Avantor, Inc. (NYSE: AVTR) from November 2018 through May 2024. From April 2017 to August 2019, she served as Senior Vice President of Eli Lilly & Co. (NYSE: LLY), a global healthcare company, and President of Lilly Bio-Medicines, the business within Eli Lilly Company that comprised its neuroscience and immunology divisions. From 2014 to 2016, Ms. Shaw served as U.S. country head and President of Novartis Pharmaceutical Corporation, a global healthcare company, and from 2010 to 2014, as North American region head of Novartis Oncology. Prior to 2010, Ms. Shaw held several leadership positions at Johnson & Johnson, Inc. (NYSE: JNJ). Previously, she served as an executive committee member of the Biotechnology Innovation Organization. Ms. Shaw is also the co-founder of the More Moments More Memories Foundation, which assists people with cancer and their caregivers. Ms. Shaw is also an advisor for Family Reach’s Clinical Trial Access Program which she co-founded with her sister (More Moments More Memories) to assist people with cancer access clinical trials. Ms. Shaw holds a B.B.A. in Marketing from Iowa State University and an M.B.A. from the University of Wisconsin.

We believe that Ms. Shaw is qualified to serve on our board of directors because of her extensive experience in executive positions with several biopharmaceutical companies and her experience serving on the boards of several life science companies.

Steve Liapis, Ph.D. has served as a member of our board of directors since November 2022. Dr. Liapis is a Managing Director at Northpond Ventures where he focuses on biotechnology platforms and therapeutics and leads Northpond’s newco incubation efforts with the Wyss Institute at Harvard and the School of Engineering at MIT. Dr. Liapis is a board director at Garuda Therapeutics, Inc., Incendia Therapeutics, Inc., Totus Medicines, Inc., Opna Bio LLC, Aro Biotherapeutics Company, and Weaver Biosciences, Inc. Previously, Dr. Liapis was Director of Portfolio Decision Resources at Sanofi (Nasdaq: SNY), where he led global strategy and resource prioritization for Sanofi Oncology. Prior to Sanofi, Dr. Liapis was Head of Strategy at Arbor Biotechnologies and served in leadership positions at L.E.K. Consulting where he focused on research and development and commercial strategy for immuno-oncology, as well as advanced therapeutic modalities including gene therapy, gene editing and cell therapy. Dr. Liapis holds a Ph.D. in molecular biology from Harvard University where he trained in the laboratory of Dr. John Rinn, focusing on the discovery and molecular characterization of novel long noncoding RNAs (lncRNAs), as well as identifying the role of lncRNAs in disease pathogenesis. He also holds a Master’s Degree in genetics and plant biology from Yale University and an undergraduate degree in environmental science from Stockton College.

We believe Dr. Liapis is qualified to serve on our board of directors because of his vast experience in biotechnology platforms and therapeutics and focus on the areas of global, research and development and commercial strategy.

Warner Biddle has served as our Chief Executive Officer and a member of our board of directors since September 2024. Mr. Biddle previously worked at Kite Pharma, Inc. from August 2020 to September 2024, where he served as Senior Vice President and Global Head of Commercial. Prior to that, Mr. Biddle served as Vice President and Franchise Head for the Breast/Gynecologic and Skin Cancer Franchises at Genentech from January 2018 to August 2020. During his prolific tenure, he led the cross-functional strategy and launches for several key commercial and pipeline products while driving significant portfolio growth. Prior to his oncology roles, Mr. Biddle served as Vice President, Sales and Marketing for Ophthalmology at Genentech from November 2013 to December 2015, and also held various global leadership roles in Europe and Canada across multiple therapeutic disease areas at Novartis and GlaxoSmithKline. Mr. Biddle earned a Bachelor’s Degree in Commerce with Honors from the University of Saskatchewan.

We believe that Mr. Biddle is qualified to serve as a member of our Board due to his extensive experience as an executive in the biopharmaceutical industry across numerous therapeutic areas.

Mert Aktar has served as a member of our board of directors since October 2024. Mr. Aktar is an accomplished life sciences industry executive with over twenty years of multinational experience in bridging science and business in pharmaceuticals and biotechnology. He has served as Chief Executive Officer of Receptive Bio, Inc., a privately held biotechnology company based in Southern California, since February 2024. Prior to joining Receptive Bio, Inc., Mr. Aktar was the Senior Vice President and Global Head of Corporate Development & Strategy at Kite Pharma, Inc., from April 2020 to September 2023, where he played a key leadership role in shaping the future direction of Kite and establishing it as a global leader in cell therapy. Mr. Aktar led numerous deals strengthening Kite’s R&D portfolio, including expansion in Asia, facilitating regulatory approval and commercial launch of the first autologous cell therapy product in China, and transfer of commercial rights from Daiichi Sankyo and regulatory approval and commercial launch of Yescarta in Japan. Prior to joining Kite, Mr. Aktar served as Vice President and Head of Business Development and Corporate Development at Unum Therapeutics Inc. from May 2019 to March 2020. Prior to that, Mr. Aktar held a number of senior leadership positions at Shire plc (now Takeda Pharmaceutical Company Limited) from April 2011 to May 2019, most recently serving as the Global Head of Hematology and Immunology Business Development from November 2017 to May 2019. While at Shire, Mr. Aktar facilitated the company’s acquisitions of Baxalta Inc. and Dyax Corp., and orchestrated Shire’s inaugural SEC-registered debt offering. Mr. Aktar held senior leadership positions at large biotech and pharma organizations across diverse modalities (cell therapy, gene therapy, nucleotide-based therapies, antibody therapeutics and small molecules) and therapeutic areas (oncology, hematology, immunology, rare genetic diseases and neuroscience). Mr. Aktar has served on the board of directors of ReAlta Life Sciences, Inc. since January 2024. Mr. Aktar holds an MBA from MIT Sloan School of Management, a B.S. in Chemical Engineering from Worcester Polytechnic Institute, and an M.S. in Engineering Management from Tufts University.

We believe that Mr. Aktar is qualified to serve as a member of our board of directors due to his education and extensive experience as an executive officer in the biopharmaceutical and biotechnology industries.

Daniel K. Spiegelman has served as a member of our board of directors since April 2021. Mr. Spiegelman has over 25 years of biotech finance experience. Mr. Spiegelman was most recently Chief Financial Officer and Executive Vice President of BioMarin Pharmaceutical Inc. (Nasdaq: BMRN), a biotechnology company focused on developing, manufacturing and commercializing treatments for rare genetic disorders, from 2012 to 2020. Mr. Spiegelman oversaw growth from $500M to $2.0B in revenues with sales in 70 countries and from $4B to $15B market cap. Prior to BioMarin, Mr. Spiegelman served as Chief Financial Officer and Senior Vice President of CV Therapeutics, Inc. for 11 years from 1998 through its sale in 2009 to Gilead Sciences, Inc. (Nasdaq: GILD). From July 1991 to January 1998, Mr. Spiegelman served in various roles at Genentech, Inc. (now a member of the Roche Group), most recently as Treasurer. Mr. Spiegelman currently provides consulting and board services to various life sciences companies. He currently serves as a member of the board of directors and audit committee chair of Spruce Biosciences, Inc. (Nasdaq: SPRB), Maze Therapeutics Inc. (Nasdaq: MAZE) and vTv Therapeutics Inc. (Nasdaq: VTVT), and serves on the boards of directors of several private biotechnology companies, including Tizona Therapeutics, Inc. and Bluejay Therapeutics, Inc. From 2020 to 2024, he served as a member of the board of directors of Myriad Genetics, Inc. (Nasdaq: MYGN), and from 2020 to 2024, he served as a member of the board of directors of Opthea Limited (Nasdaq: OPT). Mr. Spiegelman also serves as venture partner at Samsara BioCapital. Mr. Spiegelman received his Master’s in Business Administration from the Stanford Graduate School of Business and a Bachelor’s in Economics from Stanford University.

We believe Mr. Spiegelman is qualified to serve on our board of directors because of his important expertise in finance in the healthcare industry based on his extensive experience in several senior finance positions at major pharmaceutical companies.

Executive Officers

The following table sets forth information regarding our executive officers as of March 25, 2025:

Name	Age	Position(s)
Warner Biddle. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	58	Chief Executive Officer and Director
Ryan Jones . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38	Chief Financial Officer
Karen Walker . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	64	Chief Technology Officer
Naji H. Gehchan, M.D. . . . . . . . . . . . . . . . . . . . . . . . .	43	Chief Medical and Development Officer

Warner Biddle Biographical information regarding Warner Biddle is set forth above under “Board of Directors”.

Ryan Jones has served as our Chief Financial Officer since January 2023. Mr. Jones joined Kyverna’s founding team in 2018 and brings extensive industry experience in healthcare and life sciences. Prior to joining Kyverna, Mr. Jones was on the New Business Creation team at GE Ventures, where he focused on launching and financing new companies in cell engineering and healthcare technologies. Before joining GE Ventures, Mr. Jones led the technical development and launch of multiple next-generation DNA sequencing products as a Staff Engineer at Thermo Fisher Scientific Inc. (Life Technologies, Ion Torrent division) (NYSE: TMO). Prior to that, he was a Staff Scientist on the founding team at Nanosense, a DARPA funded biosensor company. Mr. Jones is a co-inventor on five issued patents in biosensors and DNA sequencing. He has also served as a board observer for multiple companies founded by GE Ventures, including Menlo Microsystems, Inc., Drawbridge Health, Inc. (acquired by Thorne Health) and Evidation Health, Inc. Mr. Jones holds a Bachelor’s degree in Biophysics and History from the University of Pennsylvania and an MBA from Harvard Business School.

Karen Walker has served as our Chief Technology Officer since September 2021. Ms. Walker has broad and deep industry experience developing biopharmaceuticals and cell and gene therapy, or CGT products. She brings extensive and pioneering expertise in the product development, manufacturing and supply of cell-based therapies and associated analytics. Ms. Walker has several decades of biotech industry experience, holding positions in Technical Development, Regulatory Affairs and Quality at a number of companies including Roche Holding AG (SIX: ROG), Genentech, Inc., Seagen Inc., formerly Seattle Genetics (Nasdaq: SGEN), Novartis AG (NYSE: NVS, SIX: NOVN), Amgen Inc. (Nasdaq: AMGN), Bayer AG (FWB: BAYN), Bristol-Myers Squibb Company (NYSE: BMY) and several other small to mid-sized biotech companies. Prior to joining Kyverna, Ms. Walker was a Senior Advisor, Cell and Gene Therapy Manufacturing at Roche/Genentech from 2019 to 2021. In this position, she was instrumental in developing and implementing the strategy for CGT manufacturing and controls into the Roche/Genentech organization. Prior to Roche/Genentech, Ms. Walker was Vice President of Global Quality at Seagen Inc., where she oversaw and directed the Global Quality Organization in the United States and Europe from 2017 to 2019. Previously, she was Vice President and Global Head of Cell and Gene Therapy Technical Development and Manufacturing for Novartis’ CGT Unit from 2016 to 2017. There, she led the Chemistry, Manufacturing, and Controls teams through the formation of the strategies and execution of those strategies to develop KYMRIAH® (tisagenlecleucel) through the pivotal trial stage and to filing of the first CAR-T Biologics License Application in pediatric acute lymphoblastic leukemia. During her time at Novartis and continuing to the present, Ms. Walker has been a strong and leading voice in the establishment of industry standardization and contributed to influence emerging regulatory guidance in the area of CGT products globally. Ms. Walker holds a Bachelor’s degree from St. Olaf College. She is a member of numerous pharmaceutical industry trade organizations, including the Alliance for Regenerative Medicines Cell Therapy Manufacturing Committee, Deloitte Industry Working Group for Advanced Therapy Medicinal Products, or ATMPs, Parenteral Drug Association, or PDA, PDA Biologics Advisory Board, where she was vice chair from 2018 to 2020, and the PDA ATMP Working Group.

Naji H. Gehchan, M.D. has served as our Chief Medical Officer since January 2025. Dr. Gehchan is an accomplished biopharmaceutical physician-executive with extensive experience in drug development, commercialization and general management. Most recently, Dr. Gehchan served as Head of Clinical Development Oncology for imlunestrant at Eli Lilly & Co. (NYSE: LLY), from April 2021 to January 2025. In this role, he built and led high-performing teams to advance with agility and speed Eli Lilly’s next-generation oral SERD from Phase

1 to global submission. Dr. Gehchan joined Eli Lilly in October 2008, holding various leadership roles across geographies and functions. From September 2019 to April 2021, he served as Associate Vice President of Sales on the U.S. Diabetes Leadership Team. Previously, he served as Chief Marketing Officer and Business Unit Head, BioMedicines, from August 2015 to September 2019, leading the launches of Eli Lilly’s immunology portfolio across France and other European countries. Prior to joining Eli Lilly, he worked at Johnson & Johnson as a Medical Advisor, Internal Medicine & Health Economics from April 2008 to October 2008. Dr. Gehchan also served as an Attending Physician and Resident in internal medicine at Hotel-Dieu de France and CHU Montpellier from June 2005 to June 2007. In addition to his professional career, Dr. Gehchan has been a Faculty Mentor and Guest Lecturer at MIT Sloan since 2023, and a Lecturer in Leadership and Management at ESCP Business School since 2019. Dr. Gehchan earned his Doctor of Medicine in 2006, and Masters in Biological Sciences (Genetics and Immunology) in 2004 from Saint Joseph University of Beirut, a Specialized Masters in Healthcare Management from ESCP Business School in 2009, and an Executive Master of Business Administration from the Massachusetts Institute of Technology Sloan in 2022.

Family Relationships

There are no family relationships between or among any of our executive officers or directors.

Legal Proceedings with Directors or Executive Officers

Refer to the disclosure in Part I Item 3 under the heading “Legal Proceedings” in this Annual Report on Form 10-K regarding a shareholder class action complaint that was filed against certain of our current and former officers and directors, including Mr. Jones, Ms. Walker, Mr. Clark, Dr. Cohen, Mr. Liapis, Dr. Seidenberg and Mr. Spiegelman, in December 2024.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at https://ir.kyvernatx.com/corporate-governance/governance-overview. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our Company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose: (1) the nature of any substantive amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions; and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future to the extent required by the applicable rules and exchange requirements. The inclusion of our website address in this Annual Report on Form 10-K does not incorporate by reference the information on or accessible through our website into this Annual Report on Form 10-K.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors from those that were described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 8, 2024.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of Daniel K. Spiegelman, Mert Aktar and Steve Liapis, Ph.D., with Mr. Spiegelman serving as Chairperson of the Audit Committee. Our board of directors has determined that each member of the Audit Committee is “independent” and “financially literate” under the rules of The Nasdaq Stock Market LLC, or Nasdaq, and the SEC and that Mr. Spiegelman is an “audit committee financial expert” under the rules of the SEC. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee. The information under the heading “Board Independence” in Item 13 below is incorporated herein by reference.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and certain officers, as well as persons who beneficially own more than 10% of the outstanding shares of our common stock, to file reports regarding their initial stock ownership and subsequent changes to their ownership with the SEC.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who failed to file a timely required report during the most recent fiscal year. Based solely upon our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2024, all Section 16(a) filing requirements were satisfied on a timely basis, except for: (a) the Form 3 for Dr. Liapis that was due on February 7, 2024, the date the registration statement for our IPO was declared effective by the SEC, which was inadvertently filed one day late on February 8, 2024, due to an unexpected delay by the financial printer that we used to file the Section 16(a) forms in connection with our IPO; and (b) the Form 4 filed to report the initial option award granted to Mr. Aktar in connection with his appointment to our board of directors on October 21, 2024, which was inadvertently filed one day late on October 24, 2024.

11. Executive Compensation.

Executive Compensation

Our named executive officers, or NEOs, for the year ended December 31, 2024, are:

• Warner Biddle, our current Chief Executive Officer;

• Peter Maag, Ph.D., our former Chief Executive Officer;

• Dominic Borie, M.D., Ph.D., our former President, Research and Development and current Strategic Advisor to the Chief Executive Officer and Board;

• Karen Walker, our current Chief Technology Officer; and

• James Chung, M.D., Ph.D. our former Chief Medical Officer.

Mr. Biddle commenced service with us as our Chief Executive Officer in September 2024. Dr. Borie transitioned to his role as our Strategic Advisor to the Chief Executive Officer and Board effective January 2025.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our named executive officers for the fiscal years ended December 31, 2024 and 2023:

Name and principal position	Year	Salary ($)	Bonus ($)		Option awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Warner Biddle	2024	182,292	650,000	(3)	13,760,605	375,000	25,000	(4)	14,992,896
Chief Executive Officer
Peter Maag, Ph.D.	2024	786,466	-		-	-	694,764	(5)	1,481,230
Former Chief Executive Officer(6)	2023	438,875	247,500		1,554,197	-	23,617	(7)	2,264,189
Dominic Borie, M.D., Ph.D.	2024	440,000	-		-	147,840	-		587,840
Former President, Research and Development(8)
Karen Walker	2024	440,000	-		-	151,360	-		591,360
Chief Technology Officer	2023	387,899	150,150		520,502	-	23,593	(7)	1,082,144
James Chung, M.D., Ph.D.	2024	404,576	-		-	-	220,000	(10)	624,576
Former Chief Medical Officer(9)	2023	401,995	152,982		520,502	-	90,643	(7)	1,166,122

_______________

(1) The amounts in this column represent the aggregate grant date fair value of the option awards computed in accordance with Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.

(2) The amounts in this column for 2024 relate to amounts earned by our named executive officers pursuant to our bonus program described below under “—Narrative to Summary Compensation Table—2024 Bonuses”.

(3) Represents a one-time sign-on bonus. See “—Narrative to Summary Compensation Table—2024 Bonuses—Biddle Sign-On Bonus” below for additional details.

(4) Amount represents a reimbursement of legal fees incurred by Mr. Biddle in connection with entering into his employment offer letter. See “Employment Arrangements – Warner Biddle” below for additional details.

(5) Amount represents (a) a severance payment of $550,000 paid to Dr. Maag pursuant to a Separation and General Release Agreement entered into with Dr. Maag in connection with his resignation in September 2024, (b) consulting fees in an aggregate amount of $137,499.99 (or a monthly payment of $45,833.33 for three months of consulting services), and (c) COBRA payments in an aggregate amount of $7,263.60, payable to Dr. Maag pursuant to a Separation and General Release Agreement entered into with Dr. Maag. See “Employment Arrangements – Peter Maag, Ph.D.” below for additional details.

(6) Dr. Maag resigned effective September 13, 2024.

(7) Comprised solely of insurance benefits paid by us on behalf of the NEO.

(8) In accordance with SEC guidance, compensation information for Dr. Borie for fiscal year 2023 has not been included in this table because Dr. Borie was not a named executive officer for fiscal year 2023. Dr. Borie transitioned from his role as our President, Research and Development to Strategic Advisor to our Chief Executive Officer and our board of directors effective January 2025.

(9) Dr. Chung resigned effective November 22, 2024.

(10) Amount represents a severance payment agreed to be paid to Dr. Chung pursuant to a Letter Agreement entered into with Dr. Chung in connection with his resignation in November 2024. See “Employment Arrangements – James Chung, M.D., Ph.D.” below for additional details.

Narrative to Summary Compensation Table

2024 Salaries

Our NEOs each receive a base salary to compensate them for services rendered to our Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

For 2024, Mr. Biddle had an annual base salary of $625,000, which was established in connection with his appointment as our Chief Executive Officer in September 2024 and prorated for 2024 based on his start date.

For 2024, Dr. Maag, our former Chief Executive Officer, had an annual base salary of $550,000 until he resigned from our Company in September 2024.

For 2024, Dr. Borie, who served as our President, Research and Development during all of 2024, had an annual base salary of $440,000.

For 2024, Ms. Walker had an annual base salary of $440,000.

For 2024, Dr. Chung, our former Chief Medical Officer, had an annual base salary of $440,000 until he resigned from our Company in November 2024.

Our board of directors and Compensation Committee may adjust base salaries from time to time in their discretion.

2024 Bonuses

Each of our NEOs, other than Dr. Maag and Dr. Chung, was eligible to receive a bonus for 2024. Each NEO’s target bonus is expressed as a percentage of their annual base salary, which can be achieved by meeting company and individual goals. The 2024 annual bonus for each of Mr. Biddle, Dr. Borie and Ms. Walker was targeted at 60%, 40% and 40% of the NEO’s base salary, respectively. Per our offer letter with Mr. Biddle, Mr. Biddle’s target bonus was not pro-rated for 2024.

In January 2025, our Compensation Committee determined achievement under our 2024 annual bonus program. Our board of directors, upon recommendation of the Compensation Committee, awarded a bonus to Mr. Biddle based on corporate and individual performance in an amount of $375,000. The Compensation Committee awarded bonuses to Dr. Borie and Ms. Walker based on corporate and individual performance in the amount of $147,840 and $151,360, respectively.

Our board of directors and Compensation Committee may adjust annual bonuses or award discretionary bonuses from time to time.

Biddle Sign-On Bonus

In connection with Mr. Biddle’s appointment as our Chief Executive Officer in September 2024, we agreed to pay Mr. Biddle a one-time bonus of $650,000, less applicable withholdings, or the Sign-On Bonus, within thirty days after Mr. Biddle’s start date. We paid the Sign-On Bonus to Mr. Biddle in October 2024.

Equity-Based Compensation

In September 2024, in connection with Mr. Biddle’s appointment as our Chief Executive Officer, Mr. Biddle was granted a stock option to purchase 2,579,259 shares of our common stock, which vests over four years, with 25% of the total number of shares subject to the option vesting on September 16, 2025, and 1/48th of the total number of shares subject to the option vesting monthly thereafter, subject to Mr. Biddle’s continued services to us on each applicable vesting date. The option has an exercise price of $6.89 per share, which our Compensation Committee determined equaled fair market value of our common stock on the date of grant.

Employment Arrangements

We have entered into offer letters and employee confidential information and inventions assignment agreements with each of our named executive officers. Each offer letter sets forth the title, base salary, target bonus opportunity and initial equity awards for the executive. Below are descriptions of employment offer letters with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control of the Company under the arrangements with our executive officers, see the subsection titled “—Potential Payments upon Termination or Change in Control” below.

Warner Biddle

On September 14, 2024, we entered into an offer letter with Mr. Biddle, or the Biddle Offer Letter. Pursuant to the Biddle Offer Letter, Mr. Biddle’s initial annualized salary is $625,000, and he was paid a one-time Sign-On Bonus of $650,000, less applicable withholdings, in October 2024. In the event of Mr. Biddle’s termination of employment by us for Cause (as defined in the Biddle Offer Letter), or if Mr. Biddle resigns without Good Reason (as defined in the Biddle Offer Letter), in either case prior to September 16, 2025, Mr. Biddle agreed to repay the Sign-On Bonus to us within thirty days after such termination or resignation. Additionally, Mr. Biddle will be eligible to receive an annual performance bonus of up to 60% of his base salary (which will not be pro-rated for 2024). Mr. Biddle is also entitled to be reimbursed for up to $150,000 of relocation/moving expenses. Mr. Biddle’s employment with us is on an “at-will” basis.

In connection with his appointment, and as provided in the Biddle Offer Letter, on September 16, 2024, we granted Mr. Biddle an option pursuant to the 2024 Inducement Equity Incentive Plan to purchase 2,579,259 shares of our common stock, or the Biddle Option, which Biddle Option will vest over four years, with 25% of the total number of shares subject to the Biddle Option vesting on September 16, 2025, and 1/48th of the total number of shares subject to the Biddle Option vesting monthly thereafter, subject to Mr. Biddle’s continued services to us on each applicable vesting date.

In connection with his employment, Mr. Biddle also entered into our standard Employee Confidential Information and Inventions Assignment Agreement, which includes confidentiality provisions, an invention assignment and non-compete covenants during his employment and non-solicit covenants during his employment and for one year thereafter.

Peter Maag, Ph.D.

In October 2022, we entered into an offer letter with Dr. Maag, or the Maag Offer Letter, our former Chief Executive Officer, which provided for at-will employment as our Chief Executive Officer with an initial base salary of $450,000 per year, a discretionary annual target bonus equal to 50% of his annual base salary and the grant of a non-statutory option to purchase shares of our common stock at the fair market value as determined by our board of directors as of the date of grant, with the number of shares to be equal to approximately 6.5% of our fully diluted capitalization as of the date of grant. Effective January 1, 2024, Dr. Maag’s base salary was increased to $550,000 and his target bonus was increased to 55% of his annual base salary. In accordance with the Maag Offer Letter, on November 22, 2022, we granted Dr. Maag an option to purchase an aggregate of 1,397,285 shares of our common stock pursuant to the 2019 Plan (as defined below) with an exercise price of $3.15 per share, or the Initial Maag Option, with the following vesting schedule: 25% of the shares subject to the Initial Maag Option vest on October 13, 2023, the 12-month anniversary of Dr. Maag’s start date, and the balance vest in equal monthly installments over the following 36 months, subject to Dr. Maag’s Continuous Service (as defined in our 2019 Plan) as of each vesting date. The Initial Maag Option has an early exercise feature whereby it was immediately exercisable in full, as to the both the vested and unvested shares subject to the Initial Maag Option, with any shares of common stock issued upon an early exercise that have not yet vested subject to repurchase by us in the event of termination of Dr. Maag’s Continuous Service. We also agreed to pay or reimburse Dr. Maag for up to $5,000 for legal and tax-related fees incurred in negotiating and drafting the Maag Offer Letter and promissory note (described below).

The Maag Offer Letter also provided that Dr. Maag may pay up to 50% of the aggregate exercise price of the Initial Maag Option with a promissory note on terms approved by our board of directors. In accordance with this provision in the Maag Offer Letter, on December 28, 2022, Dr. Maag early exercised 349,321 shares of our common stock subject to the Initial Maag Option in exchange for a partial recourse promissory note receivable in an aggregate principal amount of $1.1 million. On January 12, 2024, we forgave the promissory note in full, which includes the outstanding principal amount and interest through that date. The promissory note bore interest of 4.27% per annum and was due in December 2027, but would have become immediately due and payable upon the occurrence of certain events, including upon a change of control of our Company or on the date prior to the filing of a registration statement by us in connection with an initial public offering.

The Maag Offer Letter provided that if we terminated Dr. Maag’s employment for Cause (as defined in the Maag Offer Letter) at any time, if he resigned without Good Reason (as defined in the Maag Offer Letter) or if his employment terminated as a result of his death or disability, he would receive his base salary accrued through his last day of employment but would not be entitled to any other form of compensation from the Company, including severance benefits. If we terminated Dr. Maag’s employment without Cause or he resigned for Good Reason and other than as a result of his death or disability, and provided such termination constituted a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)), then, subject to his obligations set forth in the Maag Offer Letter, he would have been entitled to receive: (i) 12 months of his then-current base salary, and (ii) COBRA premiums until the earliest of (A) the end of the 12-month period following the termination of his employment, (B) the expiration of his eligibility for the continuation coverage under COBRA and (C) the date he became eligible for substantially equivalent health insurance coverage in connection with new employment. In addition, if a Change in Control (as defined in the Maag Offer Letter) occurs, the Initial Maag Option (including for this purpose any unvested shares of our common stock issued upon exercise of the Initial Maag Option) shall vest in full, subject to Dr. Maag’s Continuous Service through and including the date on which the Change in Control is consummated.

On September 13, 2024, we and Dr. Maag entered into a Separation and General Release Agreement, or the Separation Agreement, pursuant to which Dr. Maag resigned as our Chief Executive Officer, and also as a director, effective September 13, 2024, or the Separation Date, which contains a release of claims against us and the following severance benefits to be paid to Dr. Maag; provided, that he does not revoke the release of claims: full monthly COBRA premiums for Dr. Maag to continue healthcare insurance coverage under COBRA until the earliest of: (a) the close of the 12-month period following the end of the Contractor Period (as defined below); (b) the date Dr. Maag is no longer eligible to receive COBRA continuation coverage; or (c) the date on which Dr. Maag becomes eligible to receive similar healthcare insurance coverage from another employer or another source.

Additionally, the Separation Agreement further provides that, commencing on the Separation Date for a period of up to six months, or the Contractor Period, Dr. Maag shall provide certain contractor services, including providing such assistance to our Chief Executive Officer primarily relating to the transition of his prior responsibilities and knowledge transfer activities. As compensation for such contractor services, and subject to Dr. Maag providing such contractor services in good faith, we will provide Dr. Maag with a monthly payment of $45,833.33 (payable no later than the last day of the subsequent month for services performed for the prior month and prorated for any partial months) and Dr. Maag’s equity compensation outstanding as of September 13, 2024, will continue to vest in accordance with the terms of the applicable award agreement(s) and plan(s), which such awards shall continue to be subject to such terms, including, without limitation, with respect to expiration. Further, if, within 60 days of the termination of the Contractor Period, Dr. Maag re-executes the Separation Agreement and allows it to become effective and irrevocable as a result of such re-execution, and, so long as Dr. Maag provided the requested services during the Contractor Period in good faith and the Contractor Period either terminated naturally at the end of such Contractor Period or was terminated earlier by Dr. Maag, then (i) we will pay Dr. Maag $550,000, less all applicable withholdings and deductions, during the 12-month period commencing 6-months following the Separation Date, payable in accordance with our normal payroll practices, and (ii) solely for purposes of stock option vesting and expiration, but subject to Dr. Maag continuing to comply with his obligations to us, Dr. Maag shall be deemed to remain a continuous service provider through, and terminating on, June 13, 2025.

Dominic Borie, M.D., Ph.D.

In December 2019, we entered into an offer letter with Dr. Borie, or the Borie Offer Letter, which provided for at-will employment as our Chief Executive Officer, with an initial base salary of $395,000, an annual target bonus equal to 40% of his annual base salary, and a one-time sign-on bonus of $130,000 granted on the condition that Dr. Borie remain employed by us through the one-year anniversary of his start date.

In May 2022, we entered into an Amendment to the Borie Offer Letter, or the Amended Borie Offer Letter, which provided for Dr. Borie’s transition to the position of President, Research and Development. Pursuant to the Amended Borie Offer Letter, Dr. Borie’s salary continued to be paid at the then-current rate of $420,844, while being eligible for the same benefits, bonus target percentage and severance benefits as set forth in the Borie Offer Letter. We also agreed to grant Dr. Borie an option to purchase 149,545 shares of our common stock, with an exercise price of $4.42, subject to the following vesting schedule: 25% of the shares subject to the option vested on May 6, 2023 and the balance would vest in equal monthly installments over the following 36 months of his Continuous Service (as defined in the 2019 Plan).

Effective January 1, 2024, Dr. Borie’s base salary was increased to $440,000 per year and his discretionary annual target bonus was increased to equal to 40% of his annual base salary.

In January 2025, Dr. Borie transitioned to the role of Strategic Advisor to our Chief Executive Officer and our board of directors.

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

James Chung, M.D., Ph.D.

In March 2021, we entered into an offer letter with Dr. Chung, or the Chung Offer Letter, which provided for at-will employment as our Senior Vice President, Chief Medical Officer, with an initial base salary of $375,000 per year, an annual target bonus equal to 35% of his annual base salary, a one-time sign-on/retention bonus of $30,000 granted on the condition that Dr. Chung remain employed by us through the two-year anniversary of his start date, as well as grant of an option to purchase 98,877 shares of our common stock. In accordance with the Chung Offer Letter, on April 27, 2021, we granted to Dr. Chung an option to purchase an aggregate of 98,877 shares of our common stock with an exercise price of $3.37 per share, which was subject to the following vesting schedule: 25% of the shares subject to the option vested on April 12, 2022 and the balance would vest in equal monthly installments over the following 36 months of his Continuous Service (as defined in the 2019 Plan).

The Chung Offer Letter also provided for reimbursement of moving expenses related to Dr. Chung’s relocation to the San Francisco Bay Area in the amount up to $40,000 payable in 2023, 30 days of housing allowance for temporary living up to approximately $3,500 per month on the condition that he remained employed by us through the two-year anniversary of his start date, as well as payment for the travel and lodging expenses related to his presence at our headquarter offices from his start date through his relocation date, capped at $3,500 per month.

Effective January 1, 2024, Dr. Chung’s base salary was increased to $440,000 per year and his discretionary annual target bonus was increased to equal to 40% of his annual base salary.

On November 8, 2024, Dr. Chung resigned from the Company, effective as of November 22, 2024. On November 20, 2024, we entered into a letter agreement, or the Chung Letter Agreement, which contains, among other things, a release of claims against the Company and the following severance benefits to be paid to Dr. Chung provided that he does not revoke the release of claims against the Company: (a) $220,000 (equal to six months of his base salary in effect at the time of his resignation from the Company), less all applicable withholdings and deductions, payable in accordance with the Company’s regular payroll practices, and (b) full monthly COBRA premiums for Dr. Chung to continue healthcare insurance coverage under COBRA until the earliest of: (1) the close of the six-month period following November 22, 2024; (2) the date on which Dr. Chung becomes eligible for substantially equivalent health insurance coverage in connection with new employment, or (3) the date Dr. Chung ceases to be eligible for COBRA coverage for any reason.

Potential Payments Upon Termination or Change in Control

Warner Biddle

Pursuant to the Biddle Offer Letter, if we terminate Mr. Biddle’s employment without Cause (as defined in the Biddle Offer Letter), or Mr. Biddle resigns for Good Reason (as defined in the Biddle Offer Letter), Mr. Biddle will be entitled to (a) a lump sum payment equal to eighteen months of Mr. Biddle’s then-current annual base salary, (b) a lump-sum payment equal to Mr. Biddle’s then-current target bonus, less all applicable withholdings and deductions, paid on the 60th day following Mr. Biddle’s separation from service, (c) reimbursement of COBRA premiums for Mr. Biddle and his eligible dependents for eighteen months; provided, that such reimbursement will cease on the date that Mr. Biddle becomes covered under a similar plan, and (d) acceleration of vesting with respect to any unvested service-based equity awards for an additional eighteen months; provided, that if the separation from service occurs within twelve months following a “Change in Control” (as defined in the Biddle Offer Letter), Mr. Biddle shall be entitled to full acceleration of vesting with respect to 100% of all unvested equity awards (with any performance-based vesting requirements being deemed satisfied at target). Payment of the foregoing under the Biddle Offer Letter is conditioned upon Mr. Biddle’s execution of a separation agreement and release of claims in our favor.

Karen Walker

The Walker Offer Letter provides that if, at any time, we terminate Ms. Walker’s employment for Cause (as defined in the Walker Offer Letter), if she resigns without Good Reason (as defined in the Walker Offer Letter) or if her employment terminates as a result of her death or disability, she will receive her base salary accrued through her last day of employment but will not be entitled to any other form of compensation from us, including severance benefits. If, outside of a CIC Period (as defined in the Walker Offer Letter), we terminate Ms. Walker’s employment without Cause or she resigns for Good Reason and other than as a result of her death or disability, and provided such termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)), then, subject to her obligations set forth in the Walker Offer Letter, she will be entitled to receive (i) three months of her then-current base salary and (ii) COBRA premiums until the earliest of (A) the end of the three-month period following the termination of her employment, (B) the expiration of her eligibility for the continuation coverage under COBRA and (C) the date she becomes eligible for substantially equivalent health insurance coverage in connection with new employment. If, within a CIC Period, we terminate Ms. Walker’s employment without Cause or she resigns for Good Reason and other than as a result of her death or disability, and provided such termination constitutes a “separation from service,” then, subject to her obligations set forth in the Walker Offer Letter, she will be entitled to receive (1) six months of her then-current base salary, (ii) COBRA premiums until the earliest of (A) the end of the six-month period following the termination of her employment, (B) the expiration of her eligibility for the continuation coverage under COBRA and (C) the date she becomes eligible for substantially equivalent health insurance coverage in connection with new employment and (iii) accelerated vesting of any of her then-outstanding options such that, as of the date of her employment termination, she will be deemed to have vested in those shares that would have vested on the 12-month anniversary of her employment termination.

Perquisites, Health, Welfare and Retirement Plans and Benefits

All of our named executive officers are eligible to participate in our employee benefit plans offered to similarly situated employees, including medical, dental, vision, disability, life insurance and 401(k) plans. We did not provide any perquisites or personal benefits to any of our named executive officers during 2024. However, our Compensation Committee or board of directors may from time to time approve perquisites in the future when our Compensation Committee or board of directors determines that they are necessary or advisable to fairly compensate or incentivize our employees. Our Compensation Committee or board of directors may also elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2024:

					Option Awards(1)
Name	Grant Date		Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date
Warner Biddle	9/16/2024	(2)(3)	9/16/2024	(1)	—	2,579,259	$6.89	9/16/2034
Peter Maag, Ph.D.	11/22/2022	(2)(3)	10/13/2022		349,324	640,420	$3.15	11/21/2032
	7/13/2023	(4)	7/1/2023		309	708	$4.33	7/12/2033
	11/6/2023	(4)	1/1/2024		—	329,590	$4.83	11/5/2033
Dominic Borie, M.D., Ph.D.	7/13/2023	(4)	7/1/2023		390	708	$4.33	7/12/2033
	11/6/2023	(4)	1/1/2024		—	21,972	$4.83	11/5/2033
	5/19/2022	(4)	5/6/2022		37,396	52,955	$4.42	5/18/2032
James Chung, M.D., Ph.D.	4/27/2021	(4)	4/12/2021		22,622	—	$3.37	4/26/2031
	7/13/2023	(4)	7/1/2023		367	—	$4.33	7/12/2033
Karen Walker	11/18/2021	(4)	9/13/2021		65,350	17,298	$4.42	11/17/2031
	7/13/2023	(4)	7/1/2023		388	709	$4.33	7/12/2033
	11/6/2023	(4)	1/1/2024		—	109,863	$4.83	11/5/2033

_______________

(1) Option vests and becomes exercisable as to 25% of the total number of shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th of the total number of shares subject to the option on each monthly anniversary of the vesting commencement date thereafter, subject to any accelerated vesting set forth in the NEO’s offer letter.

(2) This option is exercisable immediately subject to a repurchase right in favor of the Company which lapses as the option vests. Accordingly, the “Number of Securities Underlying Unexercised Options Unexercisable” column reflects the number of options held by the named executive officer that were outstanding, exercisable and unvested as of December 31, 2024.

(3) 25% of the shares originally subject to the option will vest one year after the vesting commencement date, and 1/48th of the shares originally subject to the option vested or vest monthly thereafter subject to Dr. Maag’s continued service to the Company through each vesting date. Pursuant to the terms of the Separation Agreement with Dr. Maag, solely for purposes of stock option vesting and expiration, but subject to Dr. Maag continuing to comply with his obligations to us, Dr. Maag shall be deemed to remain a continuous service provider through, and terminating on, June 13, 2025.

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

2024 Employee Stock Purchase Plan

In connection with the IPO, effective February 6, 2024, our board of directors adopted and our stockholders approved, the Kyverna Therapeutics, Inc. 2024 Employee Stock Purchase Plan, which we refer to as the ESPP. The ESPP is intended to provide incentives for our employees to exert maximum efforts toward our success and that of our related corporations.

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

2024 Inducement Equity Incentive Plan

On September 14, 2024, the Compensation Committee adopted the Kyverna Therapeutics, Inc. 2024 Inducement Equity Incentive Plan, or the Inducement Plan. The Inducement Plan will serve to advance our interests by providing a material inducement for the best available individuals to join the Company as employees by affording such individuals an opportunity to acquire a proprietary interest in the Company.

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness.

The Inducement Plan has not been and will not be approved by our stockholders. Awards under the Inducement Plan will be made pursuant to the exemption from Nasdaq stockholder approval requirements for equity compensation provided by Nasdaq Listing Rule 5635(c)(4), which permits Nasdaq-listed companies to make inducement equity awards to new employees without first obtaining stockholder approval of the award.

Equity Award Timing Procedures

In accordance with Item 402(x) of Regulation S-K under the Securities Act, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of material non-public information, or MNPI. Although we do not have a formal policy, program or plan that requires us to award equity or equity-based compensation on specific dates, we generally expect to issue equity awards to our executive officers annually in the first fiscal quarter of each year, and such awards are approved by our Compensation Committee in the first fiscal quarter of each year. Additionally, our Insider Trading Policy prohibits directors, officers and employees from trading in our common stock while in possession of or on the basis of MNPI about us.

We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

In the year ended December 31, 2024, no options were granted to our NEOs within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI, other than a Current Report on Form 8-K disclosing the grant of an option award to Mr. Biddle in connection with his appointment as our Chief Executive Officer and a member of our board of directors.

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

Non-Employee Director Compensation

Prior to our IPO, we did not have a formalized non-employee director compensation program, but we provided compensation to our non-employee directors who are not affiliated with our investors in accordance with their individual agreements.

We entered into an offer letter, dated September 14, 2021, with Mr. Clark to serve as the Chairperson of our board of directors. Pursuant to Mr. Clark’s offer letter, we agreed to pay Mr. Clark an annual cash retainer and issue Mr. Clark an option to purchase shares of our common stock. Similarly, pursuant to our offer letter with Brian Kotzin, M.D., a former member of our board of directors, dated January 8, 2020, we agreed to pay Dr. Kotzin an annual cash payment for his service on our board of directors. Pursuant to our offer letter, dated March 31, 2021, with Daniel Spiegelman, we agreed to pay Mr. Spiegelman an annual cash retainer for service on our board of directors. In addition, on September 1, 2023, we entered into an advisor agreement with Mr. Spiegelman, pursuant to which he agreed to provide us advice in our evaluation of strategic options in the context of corporate finance activities, including, but not limited to, an initial public offering by us, in exchange for a payment of $10,000 per month. The advisor agreement with Mr. Spiegelman terminated on February 7, 2024. In addition, we reimbursed, and will continue to reimburse, all of our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

In connection with our IPO, effective February 12, 2024, we implemented a non-employee director compensation program, or the Director Compensation Program. Pursuant to the Director Compensation Program, our non-employee directors received cash compensation, paid quarterly in arrears, as follows commencing February 12, 2024, which amounts were pro-rated for 2024:

•
Each non-employee director receives a cash retainer in the amount of $40,000 per year.
•
The independent Chairperson of the Board receives an additional cash retainer of $35,000 per year.
•
The Chairperson of the Audit Committee receives a cash retainer in the amount of $20,000 per year for such Chairperson’s service on the Audit Committee. Each non Chairperson member of the Audit Committee receives a cash retainer in the amount of $10,000 per year for such member’s service on the Audit Committee.
•
The Chairperson of the Compensation Committee receives a cash retainer in the amount of $15,000 per year for such Chairperson’s service on the Compensation Committee. Each non Chairperson member of the Compensation Committee receives a cash retainer in the amount of $7,500 per year for such member’s service on the Compensation Committee.
•
The Chairperson of the Nominating and Corporate Governance Committee receives a cash retainer in the amount of $10,000 per year for such Chairperson’s service on the Nominating and Corporate Governance Committee. Each non-Chairperson member of the Nominating and Corporate Governance Committee receives a cash retainer in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.
•
The Chairperson of the Science and Technology Committee receives a cash retainer in the amount of $15,000 per year for such Chairperson’s service on the Science and Technology Committee. Each non-Chairperson member of the Science and Technology Committee receives a cash retainer in the amount of $7,500 per year for such member’s service on the Science and Technology Committee.

Each non-employee director may elect, on an annual basis, to convert all or a portion of such non-employee director’s annual retainer into a number of restricted stock units granted under our 2024 Plan, which will be fully vested on the date of grant, and settlement of the restricted stock units may be deferred at the election of the non-employee director.

Prior to March 25, 2025, our Director Compensation Program provided that each non-employee director initially elected or appointed to our board of directors after February 12, 2024, would automatically be granted an option, or the Initial Grant under the 2024 Plan to purchase that number of shares of our common stock equal to $350,000 divided by the per share grant date fair value of the option award. The Initial Grant would vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through the applicable vesting date.

In addition, our Director Compensation Program provided that on the date of each annual meeting of our stockholders following the completion of the IPO and prior to March 25, 2025, each non-employee director who (i) had been serving on our board of directors for at least four months and (ii) would continue to serve as a non-employee director immediately following such annual meeting would automatically be granted an option, or the Annual Grant, under the 2024 Plan to purchase that number of shares of our common stock equal to (i) $175,000, divided by (ii) the per share grant date fair value of the option award. The Annual Grant would vest in full on the earlier of the (i) first anniversary of the grant date and (ii) immediately prior to the annual meeting of our stockholders following the date of grant, subject to continued service through the applicable vesting date.

Effective March 25, 2025, the compensation committee of our board of directors implemented a Restated Non-Employee Director Compensation Program, or the Restated Director Compensation Program, which amended and restated the Director Compensation Program. The Restated Director Compensation Program provides that each non-employee director initially elected or appointed to our board of directors after March 25, 2025 will automatically be granted (A) an option under the 2024 Plan to purchase that number of shares of our common stock equal to $262,500 divided by the per share grant date fair value of the option award, which will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through the applicable vesting date, and (B) restricted stock units under the 2024 Plan or any other applicable Company equity incentive plan then maintained by us covering a number of shares of common stock equal to $87,500 divided by the per share grant date fair market value as of the date of the grant, rounded down to the nearest whole share, which will vest as to 1/3rd of the shares subject thereto on each one-year anniversary over three years, subject to continued service through the applicable vesting date.

In addition, pursuant to the Restated Director Compensation Program, on the date of each annual meeting of our stockholders, commencing with our 2025 annual meeting of shareholders, each non-employee director who (i) has been serving on our board of directors for at least four months and (ii) will continue to serve as a non-employee director immediately following such annual meeting will automatically be granted (A) an option, or the Annual Option Grant, under the 2024 Plan to purchase that number of shares of our common stock equal to (a) $131,250, divided by (b) the per share grant date fair value of the option award, or (B) restricted stock units, or the Annual RSU Grant, under the 2024 Plan or any other applicable Company equity incentive plan then maintained by us covering a number of shares of common stock equal to $43,750 divided by the per share grant date fair market value as of the date of the grant, rounded down to the nearest whole share. Each of the Annual Option Grant and the Annual RSU Grant will be automatically granted on the date of each applicable annual meeting of shareholders and will vest in full on the earlier of (i) the first anniversary of the grant date and (ii) immediately prior to the annual meeting of our stockholders following the date of grant, subject to continued service through the applicable vesting date.

Pursuant to the Restated Director Compensation Program, upon a change-in-control transaction, all outstanding equity awards held by our non-employee directors will vest in full. The cash compensation under the Restated Director Compensation Program remains the same as what was provided for in the Director Compensation Program.

Director Compensation Table

The following table sets forth information for 2024 regarding the compensation awarded to, earned by or paid to our non-employee directors. Directors who are also our employees receive no additional compensation for their service as directors.

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Mert Aktar(3)	11,284	349,841	—	361,125
Ian Clark	88,750	—	—	88,750
Fred E. Cohen, M.D., D.Phil.	48,942	—	—	48,942
Brian Kotzin, M.D.(4)	49,719	—	—	49,719
Steve Liapis, Ph.D.(5)	—	—	—	—
Beth Seidenberg, M.D.	54,952	—	—	54,952
Christi Shaw(6)	15,840	349,894	—	365,734
Daniel K. Spiegelman	58,846	—	12,414(7)	71,260

_______________

(1) The amounts reported represent the grant date fair value of option awards granted to our non-employee directors during the year ended December 31, 2024, as computed in accordance with FASB ASC 718, rather than amounts paid to or realized by the individual. See Note 10 of the financial statements included in this Annual Report on Form 10-K for the assumptions used in calculating this amount.

(2) As of December 31, 2024, our non-employee directors held the following option awards and did not hold any stock awards:

Name	Shares Underlying Option Awards
Mert Aktar	87,741
Ian Clark	364,398
Fred E. Cohen, M.D., D.Phil.	32,959
Steve Liapis, Ph.D.	—
Beth Seidenberg, M.D.	32,959
Christi Shaw	66,592
Daniel K. Spiegelman	50,537

(3) Mr. Aktar was appointed to our board of directors effective October 20, 2024.

(4) Dr. Kotzin resigned from our board of directors effective September 13, 2024.

(5) Dr. Liapis has opted not to accept compensation for his service on our board of directors.

(6) Ms. Shaw was appointed to our board of directors effective September 14, 2024.

(7) The amount reported represents consulting fees paid to Mr. Spiegelman for services provided to the Company from January 1, 2024 through February 7, 2024.

Compensation Committee Interlocks and Insider Participation

During 2024, our Compensation Committee consisted of Beth Seidenberg, M.D., Fred E. Cohen, M.D., D.Phil. and Steve Liapis, Ph.D. through October 19, 2024, and Dr. Seidenberg, Dr. Cohen and Christi Shaw commencing on October 20, 2024. None of the members of our Compensation Committee during 2024, nor any of the current members of our Compensation Committee, has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or Compensation Committee.

Clawback Policy

Our board of directors has adopted the Company’s Clawback Policy, or the Clawback Policy, effective as of February 7, 2024, applicable to our current and former executive officers, as defined in Exchange Act Rule 10D-1(d), in accordance with SEC rules and the applicable Nasdaq listing standards. This Clawback Policy applies to incentive-based compensation that is granted, earned or vested wholly or in part upon the attainment of one or more financial reporting measures (each, a “Financial Reporting Measure”) that is received by an executive officer (a) after beginning service as an executive officer, (b) who served as an executive officer at any time during the performance period for that compensation, (c) while we have a class of its securities listed on a national securities exchange or association and (d) during the three completed fiscal years immediately preceding the date on which we conclude, or reasonably should have concluded, that we are required to prepare a restatement with respect to any such Financial Reporting Measure. The Clawback Policy provides that, in the event of a restatement of our financial statements due to material noncompliance with financial reporting requirements, the administrator of the Clawback Policy will recover (subject to limited exceptions) the amount (as determined on a pre-tax basis) of incentive-based compensation erroneously received by an executive officer (i.e., in the event that the amount of such compensation was calculated based on the achievement of certain financial results that were subsequently revised due to the restatement, and the amount of the incentive-based compensation that would have been earned by such executive officer had the financial results been properly reported would have been lower than the amount actually paid).

Insider Trading Policy

We have adopted an Insider Trading Policy, or the Insider Trading Policy, which provides guidelines to our employees, directors, officers and consultants with respect to transactions in our securities, including the purchase, sale and/or other disposition of our securities. We adopted the Insider Trading Policy and the procedures set forth therein to help avoid inadvertent instances of improper insider trading. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to Kyverna.

Prohibition on Hedging, Pledging and Similar Transactions

Our Insider Trading Policy also prohibits covered individuals, including our NEOs, from (i) making short sales of our securities, (ii) engaging in transactions in puts, calls or other derivative instruments related to our securities, (iii) engaging in any hedging or similar transaction designed to decrease the risks associated with holding our securities and (iv) purchasing our securities on margin or pledging our securities as collateral.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2024, by:

• each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares common stock;

• each of our named executive officers as set forth in the summary compensation table above;

• each of our directors; and

• all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of December 31, 2024. Unless otherwise indicated, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. The information in the table below does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

We have based our calculation of the percentage of shares beneficially owned on 43,214,918 shares of our common stock outstanding as of December 31, 2024.

In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of our common stock subject to options, convertible securities or other rights, held by such person that are currently exercisable or will become exercisable within 60 days of December 31, 2024, are considered outstanding. We did not, however, deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Kyverna Therapeutics, Inc., 5980 Horton St., STE 550 Emeryville, CA 94608.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% and Greater Stockholders:
Bain Capital Life Sciences Opportunities III, LP(1)	3,163,868	7.3%
Gilead Sciences, Inc.(2)	4,126,119	9.5%
Entities affiliated with Northpond Ventures III, LP(3)	3,255,426	7.5%
Entities affiliated with Vida Ventures, LLC(4)	4,777,060	11.1%
Entities affiliated with Westlake BioPartners Fund I, L.P.(5)	4,523,924	10.5%
JPMORGAN CHASE & CO.(6)	2,380,021	5.5%

Named Executive Officers and Directors:
Warner Biddle	—	—
Peter Maag, Ph.D.(7)	911,677	2.1%
Dominic Borie, M.D., Ph.D. (8)	499,706	1.2%
Karen Walker(9)	111,332	*
James Chung, M.D., Ph.D.(10)	88,947	*
Ian Clark(11)	270,767	*
Fred E. Cohen, M.D.(12)	4,533,538	10.5%
Christi Shaw(11)	9,248	*
Mert Aktar(11)	9,749	*
Steve Liapis, Ph.D.	—	—
Daniel K. Spiegelman(11)	26,460	*
Beth Seidenberg, M.D.(13)	4,533,538	10.5%
All executive officers and directors as a group (11 persons)(14)	9,584,269	21.9%

_______________

* Represents beneficial ownership of less than 1%.

(1) Number of shares beneficially owned as of February 7, 2024, as reported in a Schedule 13G filed by Bain Capital Life Sciences Opportunities III, LP on February 14, 2024. Bain Capital Life Sciences Investors, LLC (“BCLSI”) is the manager of Bain Capital Life Sciences III General Partner, LLC, which is the general partner of Bain Capital Life Sciences Fund III, L.P., which is the sole member of Bain Capital Life Sciences Opportunities III GP, LLC, which is the general partner of Bain Capital Life Sciences Opportunities III, LP. As a result, BCLSI may be deemed to share voting and dispositive power with respect to the shares held by Bain Capital Life Sciences Opportunities III, LP. Voting and investment decisions with respect to shares held by Bain Capital Life Sciences Opportunities III, L.P. are made by the partners of BCLSI, of whom there are three or more and none of whom individually has the power to direct such decisions. The address of Bain Capital Life Sciences Opportunities III, LP is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, MA 02116.

(2) Number of shares beneficially owned as of February 12, 2024, as reported in a Schedule 13G filed by Gilead Sciences, Inc. on February 20, 2024. The principal business address of Gilead Sciences, Inc. is 333 Lakeside Drive, Foster City, CA 94404.

(3) Number of shares beneficially owned as of February 12, 2024, as reported in a Schedule 13G filed by Northpond Ventures, LP (“Northpond”), Northpond Ventures GP, LLC (“Northpond GP”), Northpond Ventures III, LP (“Northpond III”), Northpond Ventures III GP, LLC (“Northpond III GP”) and Michael P. Rubin on February 22, 2024. Consists of: (i) 450,000 shares held by Northpond, and (ii) 2,805,426 shares of common stock held by Northpond III. Northpond GP is the general partner of Northpond and Mr. Rubin is the managing member of Northpond GP. As such, Northpond GP and Mr. Rubin have shared dispositive and voting power over the shares held by Northpond and may be deemed to have indirect beneficial ownership of the shares held by Northpond. Northpond III GP is the general partner of Northpond III and Mr. Rubin is the managing member of Northpond III GP. As such, Northpond III GP and Mr. Rubin have shared dispositive and voting power over the shares held by Northpond III and may be deemed to have indirect beneficial ownership of the shares held by Northpond III. The address for each of these entities is 7500 Old Georgetown Rd, Suite 850, Bethesda, MD 20814.

(4) Number of shares beneficially owned as of February 12, 2024, as reported in a Schedule 13D filed by Vida Ventures, LLC (“Vida I”), VV Manager LLC (“Vida I GP”), Vida Ventures III, L.P. (“Vida III”), Vida Ventures III-A, L.P. (“Vida III-A”), Vida Ventures GP III, L.L.C. (“Vida III GP”) and Fred E. Cohen, M.D., D.Phil. on May 3, 2024. Consists of: (i) 4,523,924 shares of common stock held by Vida I, (ii) 252,553 shares held by Vida III, and (iii) 583 shares held by Vida III-A. Vida I GP is the general partner of Vida I and may be deemed to have voting, investment and dispositive power with respect to these securities. Vida III GP is the general partner of each of Vida III and Vida III-A and may be deemed to have voting, investment, and dispositive power with respect to these securities. Arie Belldegrun, Leonard Potter and Dr. Cohen (a member of our board of directors) are the members of the investment committee of Vida I GP (the “Vida I Investment Committee”). Each of the Vida I Investment Committee and the members thereof may be deemed to share voting, investment and dispositive power with respect to these securities held by Vida I. Arie Belldegrun, Helen Kim, Arjun Goyal, Rajul Jain and Stefan Vitorovic are the members of the investment committee of Vida III GP (the “Vida III Investment Committee”). Each of the Vida III Investment Committee and the members thereof may be deemed to share voting, investment and dispositive power with respect to these securities held by each of Vida III and Vida III-A. The address of Vida, Vida I GP, Vida III, Vida III-A and Vida III GP is 40 Broad Street, Suite 201, Boston, Massachusetts 02109.

(5) Number of shares beneficially owned as of September 30, 2024, as reported in a Schedule 13G filed by Westlake BioPartners Fund I, L.P. (“Westlake Fund I”), Westlake BioPartners GP I, LLC (“Westlake GP I”), Westlake BioPartners Opportunity Fund I, L.P. (“Westlake Opportunity Fund I”), Westlake BioPartners Opportunity GP I, LLC (“Westlake Opportunity GP I”), Beth Seidenberg, M.D., a member of our board of directors, and Dr. Sean E. Harper on November 12, 2024. Consists of: (i) 3,787,940 shares of common stock held by Westlake Fund I, and (ii) 735,984 shares of common stock held by Westlake Opportunity Fund I. Westlake GP I and Westlake Opportunity GP I, the general partners of Westlake Fund I and Westlake Opportunity Fund I, respectively, may be deemed to have sole dispositive power over such shares, and Dr. Seidenberg and Dr. Harper, the managing directors of Westlake GP I and Westlake Opportunity GP I, may be deemed to have shared power to dispose of the shares held by Westlake Fund I and Westlake Opportunity Fund I. The address for Westlake Fund I and Westlake Opportunity Fund I is 3075 Townsgate Rd., Suite 140, Westlake Village, CA 91361.

(6) JPMORGAN CHASE & CO. filed a Schedule 13G with the SEC on October 10, 2024, reporting that, as of September 30, 2024, it had sole voting power with respect to 2,037,226 shares of common stock and sole dispositive power with respect to 2,380,021 shares of common stock in its capacity as a parent holding company in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. The principal business address of JPMORGAN CHASE & CO. is 383 Madison Avenue, New York, NY 10179.

(7) Consists of (i) 407,541 shares of our common stock currently held and (ii) 504,136 shares of our common stock subject to options that are exercisable within 60 days of December 31, 2024.

(8) Consists of (i) 449,210 shares of our common stock currently held by a family trust of which Dr. Borie is the trustee and (ii) 50,496 shares of our common stock subject to options that are exercisable within 60 days of December 31, 2024.

(9) Consists of (i) 9,636 shares of our common stock currently held and (ii) 101,696 shares of our common stock subject to options that are exercisable within 60 days of December 31, 2024.

(10) Consists of (i) 65,918 shares of our common stock currently held and (ii) 23,029 shares of our common stock subject to options that are exercisable within 60 days of December 31, 2024.

(11) Consists solely of shares of our common stock subject to options that are exercisable within 60 days of December 31, 2024.

(12) Consists of (i) 4,523,924 shares of common stock held by Vida I listed in footnote (4) above, and (ii) 9,614 shares of our common stock subject to options that are exercisable within 60 days of December 31, 2024. Dr. Cohen, a member of our board of directors, is a member of the Vida I Investment Committee, and may be deemed to share voting and dispositive power over the shares held by Vida I.

(13) Consists of (i) the 4,523,924 shares listed in footnote (5) above as held by Westlake Fund I and Westlake Opportunity Fund I and (ii) 9,614 shares of our common stock subject to options that are exercisable within 60 days of December 31, 2024. Dr. Seidenberg, a member of our Board, is a managing director of Westlake GP I and Westlake Opportunity GP I, and may be deemed to have shared power to dispose of the shares held by Westlake Fund I and Westlake Opportunity Fund I.

(14) Consists of (i) 9,101,434 shares of common stock beneficially owned by our current executive officers and directors (which includes an aggregate of 43,950 beneficially owned by one additional executive officer), and (ii) 482,835 shares of our common stock subject to options that are exercisable within 60 days of December 31, 2024 (which includes an aggregate of 45,687 shares of common stock subject to options held by one additional executive officer).

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2024 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2024. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, the number of shares subject to restricted stock unit awards and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

			(excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders(1)(2)	5,215,664	$ 4.75(3)	2,491,968(4)
Equity Compensation Plans Not Approved by Stockholders(5)	2,929,259	6.65	1,070,741
Total	8,144,923	$ 5.44	3,562,709

_______________

(1) Includes the Kyverna Therapeutics, Inc. 2019 Stock Plan, or the 2019 Plan, the 2024 Plan and the ESPP. Only stock options were outstanding under the 2019 Plan and stock options and restricted stock unit awards were outstanding under the 2024 Plan as of December 31, 2024. No new awards may be made under the 2019 Plan.

(2) The 2024 Plan and the ESPP contain “evergreen” provisions, pursuant to which (i) the number of shares of common stock reserved for issuance pursuant to awards under the 2024 Plan shall be increased on the first day of each year beginning in 2025 and ending in 2034, equal to the lesser of: (A) five percent (5.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of common stock as determined by our board of directors; and (ii) the number of shares of common stock which will be authorized for sale under the ESPP shall be increased on the first day of each year beginning in 2025 and ending in 2034, equal to the lesser of: (A) one percent (1.0%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year, (B) 422,000 shares of our common stock (subject to adjustment for recapitalizations, stock splits and similar transactions), and (C) such smaller number of shares of stock as determined by our board of directors. On January 1, 2025, an additional 2,160,745 shares of our common stock were reserved for issuance pursuant to awards under the 2024 Plan pursuant to the “evergreen” provision, and an additional 422,000 shares of our common stock were reserved for issuance under the ESPP pursuant to the “evergreen” provisions.

(3) The weighted-average exercise price does not take into account 549,001 shares of common stock subject to outstanding unvested restricted stock unit awards granted pursuant to the 2024 Plan.

(4) Excludes 422,000 shares that were available for future issuance under the ESPP as of December 31, 2024.

(5) Comprised of the Kyverna Therapeutics, Inc. 2024 Inducement Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2023 and any currently proposed transactions to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or an affiliate or immediate family members thereof, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Part III, Item 11 of this Annual Report on Form 10-K.

Closing Under Series B Convertible Preferred Stock Financing

In closings held on June 29, 2023, July 7, 2023, and July 31, 2023, we issued and sold an aggregate of 32,052,994 shares of our Series B convertible preferred stock at a purchase price of $1.8719 per share for an aggregate purchase price of $59,999,999.55.

The following table summarizes the Series B convertible preferred stock purchased by holders of more than 5% of our capital stock in the closings of the Series B convertible preferred stock financing held on June 29, 2023, July 7, 2023 and July 31, 2023, and entities affiliated with certain of our executive officers and directors. Each outstanding share of Series B convertible preferred stock identified in the table below automatically converted into shares of our common stock at a ratio of one-for-4.5511 immediately prior to the closing of our IPO completed on February 12, 2024.

Name(1)	Series B Convertible Preferred Stock Purchased (Shares)	Aggregate Purchase Price ($)
Northpond Ventures III, LP(2)	2,083,445	$3,900,000.70
Westlake BioPartners Fund I, L.P.(3)	3,349,538	$6,270,000.19
Vida Ventures, LLC(4)	3,349,538	$6,270,000.19
Gilead Sciences, Inc.	4,006,624	$7,499,999.47
Entities affiliated with RTW Investments LP(5)	1,041,722	$1,949,999.43
jVen Capital, LLC(6)	96,159	$180,000.04
Bain Capital Life Sciences Opportunities III, LP	12,351,087	$23,119,999.76

_______________

(1) For details regarding certain of these stockholders and their equity holdings, see “Security Ownership of Certain Beneficial Owners and Management”.

(2) Northpond Ventures III, LP beneficially owns more than 5% of our outstanding capital stock. Dr. Liapis is a member of our board of directors and is a principal at Northpond Ventures, LLC, an affiliate of Northpond Ventures III, LP.

(3) Dr. Seidenberg is a member of our Board and is a managing director of Westlake BioPartners GP I, LLC and Westlake BioPartners Opportunity GP I, L.P., the general partner of Westlake BioPartners Fund I, L.P. and Westlake BioPartners Opportunity Fund I, L.P., respectively.

(4) Vida Ventures, LLC beneficially owns more than 5% of our outstanding capital stock. Dr. Cohen is a member of our board of directors and is a Senior Managing Director of Vida Ventures, LLC.

(5) Consists of (i) 471,759 shares of Series B convertible preferred stock issued to RTW Master Fund, Ltd., (ii) 391,759 shares of Series B convertible preferred stock issued to RTW Innovation Master Fund, Ltd., and (iii) 178,204 shares of Series B convertible preferred stock issued to RTW Biotech Opportunities Ltd (formerly RTW Venture Fund Limited).

(6) jVen Capital, LLC is an entity controlled by an immediate family member of Mr. Ryan Jones, our Chief Financial Officer.

Investors’ Rights Agreement

In November 2021, in connection with the initial issuance and sale of our Series B preferred stock, we entered into an Amended and Restated Investors’ Rights Agreement, as subsequently amended, or the Rights Agreement, with, among others, the following holders of more than 5% of our outstanding capital stock as of the date of the Rights Agreement: Northpond Ventures III, LP, Westlake Biopartners Fund I, L.P., Vida Ventures, LLC, Gilead Sciences, Inc., entities affiliated with RTW Master Fund, Ltd. and Bain Capital Life Sciences Opportunities III, LP.

The Rights Agreement granted certain rights to the holders of our outstanding convertible preferred stock, including registration rights with respect to the registrable securities held by them. We are obligated to pay the registration expenses, other than the underwriting discounts and selling commissions, of the shares registered pursuant to any such registrations. In addition, the Rights Agreement imposed certain affirmative obligations on us, including, among other things, our obligation to grant certain holders of shares of our convertible preferred stock a right of first offer with respect to future sales of our equity, excluding the shares offered and sold in our IPO, and granted certain information and inspection rights to such holders. Excluding the registration rights, each of these obligations terminated in connection with the closing of the IPO.

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

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have obtained an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws. For more information regarding these agreements, see Part III, Item 11 of this Annual Report on Form 10-K.

Promissory Note with Former Chief Executive Officer

In December 2022, our former chief executive officer, a related party, early exercised options for 349,321 shares of our common stock in exchange for a partial recourse promissory note receivable with the principal amount of $1.1 million. The note bore interest of 4.27% per annum and was due in December 2027. On January 12, 2024, we forgave the promissory note in full, which included the outstanding principal amount and interest through that date.

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

Participation in our Initial Public Offering

Certain holders of more than 5% of our capital stock and their affiliated entities purchased shares of our common stock in the IPO from the underwriters for payment in excess of $120,000 as summarized in the following table. The underwriters received the same underwriting discount from the sale of the shares of our common stock to these holders as they did from the sale of other shares of our common stock sold to the public in the IPO:

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

Related Person Transaction Policy

Our board of directors has adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants and in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any officer, director (or nominee to become a director) or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members. Our Audit Committee is tasked with the review and oversight of related party transactions as required by Nasdaq and SEC rules (including, without limitation, those defined in Item 404 of Regulation S-K, but excluding any compensation-related matters).

All of the transactions described above were entered into prior to the adoption of the written related person transaction policy, but all were approved by our board of directors considering similar factors to those described above.

Director Independence

Under the rules and listing standards of The Nasdaq Stock Market LLC, or the Nasdaq Rules, a majority of the members of our board of directors must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our board of directors affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that Ian Clark, Fred E. Cohen, M.D., D.Phil., Christi Shaw, Mert Aktar, Steve Liapis, Ph.D., Beth Seidenberg, M.D. and Daniel K. Spiegelman are independent directors as defined under the Nasdaq Rules. Mr. Biddle is not independent under the Nasdaq Rules as a result of his position as our Chief Executive Officer. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in this Part III, Item 13 above.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following table summarizes the aggregate fees paid or accrued by us for professional services provided by BDO USA, P.C., our independent registered public accounting firm, in the fiscal years ended December 31, 2024 and 2023:

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees(l)	$909,285	$ 883,385
Audit-Related Fees	—	—
Tax Fees(2)	—	70,232
All Other Fees	—	—
Total Fees	$ 909,285	$ 953,617

_______________

(1) Audit fees consist of professional services rendered for the audits of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees for the years ended December 31, 2024 and 2023 included $411,000 and $582,000, respectively, incurred in connection with the filing of our Registration Statement on Form S-1 in connection with our IPO in February 2024.

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

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Kyverna Therapeutics, Inc.	8-K	2/12/2024	3.1

3.2	Amended and Restated Bylaws of Kyverna Therapeutics, Inc.	8-K	2/12/2024	3.2

4.1	Form of Common Stock Certificate.	S-1	1/16/2024	4.1

4.2*	Description of Registrant’s Securities.	10-K	3/26/2024	4.2

10.1#*	Kyverna Therapeutics, Inc. Amended and Restated 2019 Stock Plan, as amended, and forms of agreement thereunder.	S-1	1/16/2024	10.1

10.2#	Kyverna Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	2/8/2024	10.2

10.3#	Kyverna Therapeutics, Inc. 2024 Equity Incentive Plan Form of Stock Option Agreement.	S-1/A	2/1/2024	10.3

10.4#	Kyverna Therapeutics, Inc. 2024 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.	S-1/A	2/6/2024	10.4

10.5#	Kyverna Therapeutics, Inc. 2024 Employee Stock Purchase Plan.	S-8	2/8/2024	10.5

10.6#	Form of Indemnification Agreement.	S-1/A	2/6/2024	10.6

10.7#	Employment Offer Letter, dated September 14, 2024, between Kyverna Therapeutics, Inc. and Warner Biddle.	8-K	9/16/2024	10.1

10.8*	Employment Offer Letter, dated December 30, 2024, between Kyverna Therapeutics, Inc. and Naji H. Gehchan, M.D.

10.9#	Employment Offer Letter, dated July 9, 2021, between Kyverna Therapeutics, Inc. and Karen Walker.	S-1	1/16/2024	10.9

10.10	Amended and Restated Investors’ Rights Agreement, dated November 9, 2021.	S-1	1/16/2024	10.10

10.11	Office/Laboratory Lease, dated July 21, 2020, between Kyverna Therapeutics, Inc. and Emery Station Office II, LLC.	S-1	1/16/2024	10.11

10.12	First Amendment to Office/Laboratory Lease, dated November 29, 2021, between Kyverna Therapeutics, Inc. and Emery Station Office II, LLC.	S-1	1/16/2024	10.12

10.13†	License and Collaboration Agreement, dated December 29, 2021, between Kyverna Therapeutics, Inc. and Intellia Therapeutics, Inc.	S-1	1/16/2024	10.13

10.14†	Patent License Agreement (License Number L-158-2021-0), dated May 20, 2021, between Kyverna Therapeutics, Inc. and the National Institutes of Health.	S-1	1/16/2024	10.14

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.15†	Patent License Agreement (License Number L-159-2021-0), dated May 27, 2021, between Kyverna Therapeutics, Inc. and the National Institutes of Health.	S-1	1/16/2024	10.15

10.16*	Kyverna Therapeutics, Inc. Non-Employee Director Compensation Program.

10.17#	Separation and General Release Agreement, dated September 13, 2024, between Kyverna Therapeutics, Inc. and Peter Maag, Ph.D.	8-K	9/16/2024	10.2

10.18#	Letter Agreement, dated November 26, 2024, between Kyverna Therapeutics, Inc. and James Chung, M.D., Ph.D.	8-K	11/26/2024	10.1

19.1*	Kyverna Therapeutics, Inc. Insider Trading Policy.

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1‡	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Kyverna Therapeutics, Inc. Clawback Policy.	10-K	3/26/2024	97

*	Filed herewith

#	Indicates management contract or compensatory plan or arrangement.

†

Portions of this exhibit (indicated by [… * * *…]) have been omitted because the registrant has determined that the information is both (i) not material and (ii) of the type that the Registrant treats as private and confidential.

‡	Furnished herewith.

(c) Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or required, or the information required to be set forth therein is included in the financial statements or notes thereto included in the Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYVERNA THERAPEUTICS, INC.

Date: March 27, 2025	By:	/s/ Warner Biddle
Warner Biddle
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warner Biddle and Ryan Jones, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution and full power to act without the other, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Warner Biddle	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025
Warner Biddle

/s/ Ryan Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025
Ryan Jones

/s/ Ian Clark	Director	March 27, 2025
Ian Clark

/s/ Fred E. Cohen, M.D., D.Phil.	Director	March 27, 2025
Fred E. Cohen, M.D., D.Phil.

/s/ Mert Aktar	Director	March 27, 2025
Mert Aktar

/s/ Steve Liapis, Ph.D.	Director	March 27, 2025
Steve Liapis, Ph.D.

/s/ Beth Seidenberg, M.D.	Director	March 27, 2025
Beth Seidenberg, M.D.

/s/ Daniel Spiegelman	Director	March 27, 2025
Daniel Spiegelman

/s/ Christi Shaw	Director	March 27, 2025
Christi Shaw

Kyverna Therapeutics, Inc.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements as of and for the Years Ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Kyverna Therapeutics, Inc.

Emeryville, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kyverna Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

San Diego, California

March 27, 2025

Kyverna Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$96,621	$34,647
Available-for-sale marketable securities	189,358	22,896
Prepaid expenses and other current assets	4,622	3,121
Total current assets	290,601	60,664
Restricted cash	552	565
Property and equipment, net	3,347	2,326
Operating lease right-of-use assets	6,468	6,494
Finance lease right-of-use assets	841	1,790
Other non-current assets	2,836	3,356
Total assets	$304,645	$75,195
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,624	$4,358
Accrued compensation	4,883	2,812
Accrued license expense – related party	6,250	6,250
Other accrued expenses and current liabilities	14,059	3,519
Operating lease liabilities, short-term portion	3,161	1,964
Finance lease liabilities, short-term portion	779	956
Total current liabilities	33,756	19,859
Operating lease liabilities, net of short-term portion	4,160	5,238
Finance lease liabilities, net of short-term portion	142	921
Total liabilities	38,058	26,018
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, no par value; no shares authorized, issued and outstanding as of December 31, 2024; $0.00001 par value, 114,556,997 shares authorized as of December 31, 2023; 114,556,997 shares issued and outstanding as of December 31, 2023; liquidation preference of $181,273 as of December 31, 2023	—	180,574
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding as of December 31, 2024; no shares authorized, issued, and outstanding as of December 31, 2023	—	—
Common stock, $0.00001 par value; 490,000,000 and 140,492,016 shares authorized as of December 31, 2024 and 2023, respectively; 43,214,918 and 1,250,103 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	530,002	4,642
Accumulated other comprehensive income	105	4
Accumulated deficit	(263,520)	(136,043)
Total stockholders’ equity (deficit)	266,587	(131,397)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$304,645	$75,195

The accompanying notes are an integral part of these financial statements.

Kyverna Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$112,473	$49,923
General and administrative	30,131	12,483
Total operating expenses	142,604	62,406
Loss from operations	(142,604)	(62,406)
Interest income	15,359	2,282
Interest expense	(142)	(187)
Other expense, net	(90)	(55)
Total other income, net	15,127	2,040
Net loss	(127,477)	(60,366)
Other comprehensive income
Unrealized gain on available-for-sale marketable securities, net	101	30
Total other comprehensive income	101	30
Net loss and other comprehensive loss	$(127,376)	$(60,336)
Net loss per share attributable to common stockholders, basic and diluted	$(3.33)	$(89.61)
Weighted-average shares of common stock outstanding, basic and diluted	38,334,571	673,622

The accompanying notes are an integral part of these financial statements.

Kyverna Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2022	82,504,003	$120,674	1,007,537	$—	$1,706	$(75,677)	$(26)	$(73,997)
Issuance of Series B redeemable convertible preferred stock for cash, net of issuance costs of $100	32,052,994	59,900	—	—	—	—	—	—
Vesting of early exercised options and restricted stock	—	—	—	—	71	—	—	71
Common shares issued upon exercise of options	—	—	242,566	—	645	—	—	645
Stock-based compensation expense	—	—	—	—	2,220	—	—	2,220
Net loss	—	—	—	—	—	(60,366)	—	(60,366)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	30	30
Balance at December 31, 2023	114,556,997	$180,574	1,250,103	$—	$4,642	$(136,043)	$4	$(131,397)
Issuance of common stock upon initial public offering, net of underwriting commissions and issuance costs of $30,686	—	—	16,675,000	—	336,164	—	—	336,164
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(114,556,997)	(180,574)	25,171,265	—	180,574	—	—	180,574
Common shares issued upon exercise of options	—	—	118,550	—	259	—	—	259
Stock-based compensation expense	—	—	—	—	8,357	—	—	8,357
Vesting of early exercised options and restricted stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(127,477)	—	(127,477)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	101	101
Balance at December 31, 2024	—	$—	43,214,918	$—	$530,002	$(263,520)	$105	$266,587

The accompanying notes are an integral part of these financial statements.

Kyverna Therapeutics, Inc.

Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(127,477)	$(60,366)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	8,357	2,220
Accretion of discounts on available-for-sale marketable securities	(7,664)	(1,115)
Depreciation and amortization expense	2,133	1,707
Non-cash lease expense	2,544	1,720
Changes in assets and liabilities:
Prepaid expense and other current assets	(1,501)	(1,192)
Other non-current assets	(1,955)	(1,849)
Accounts payable	736	4,083
Accrued compensation	2,071	1,401
Other accrued expenses and current liabilities	10,905	2,660
Operating lease liability	(2,399)	(1,679)
Net cash used in operating activities	(114,250)	(52,410)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(489,997)	(54,847)
Proceeds from maturities of available-for-sale marketable securities	331,300	46,683
Purchases of property and equipment	(2,205)	(621)
Net cash used in investing activities	(160,902)	(8,785)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting commissions	341,171	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	59,900
Proceeds from exercise of common stock options	259	645
Principal paid on finance lease liabilities	(956)	(781)
Payments for offering costs	(3,361)	(1,646)
Net cash provided by financing activities	337,113	58,118
Net increase (decrease) in cash and cash equivalents and restricted cash	61,961	(3,077)
Cash, cash equivalents and restricted cash, at beginning of period	35,212	38,289
Cash, cash equivalents and restricted cash, at end of period	$97,173	$35,212

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	96,621	34,647
Restricted cash	552	565
Cash, cash equivalents and restricted cash at end of period	$97,173	$35,212

Supplemental disclosure for non-cash investing and financing activities
Conversion of 114,556,997 shares of redeemable convertible preferred stock to common stock shares upon the closing of initial public offering	$180,574	$—
Unpaid deferred offering costs included in accounts payable and other current liabilities	$—	$829
Vesting of restricted stock	$6	$71
Right-of-use asset obtained in exchange for operating and finance lease liability	$2,518	$975
Supplemental disclosure of cash flow information
Cash paid for interest	$142	$187

The accompanying notes are an integral part of these financial statements.

Kyverna Therapeutics, Inc.

Notes to the Financial Statements

1. Description of Business, Organization and Liquidity

Kyverna Therapeutics, Inc. (“Kyverna” or “the Company”) is a clinical-stage biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. The lead product candidate, KYV-101, is advancing through late-stage clinical development across two broad areas of autoimmune disease: neuroinflammation and rheumatology. The Company was incorporated on June 14, 2018, was initially named BAIT Therapeutics, Inc., changed its name to Kyverna Therapeutics, Inc. on October 1, 2019, and is headquartered in Emeryville, California.

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

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of December 31, 2024, the Company has an accumulated deficit of $263.5 million. The Company had net losses of $127.5 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. The Company had cash used in operations of $114.3 million and $52.4 million for the years ended December 31, 2024 and 2023, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sale of shares of its common stock in the IPO. As of December 31, 2024, the Company had cash and cash equivalents and available-for-sale marketable securities of $286.0 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities, including preclinical studies and clinical trials. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash and cash equivalents and available for sale marketable securities balances will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the date of issuance of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking accounts and available-for-sale marketable securities with maturities of less than 90 days from the date of purchase.

Restricted Cash

As of each of December 31, 2024 and 2023, the Company had $0.6 million of long-term restricted cash held as security for the Company’s building lease. The entire amount is deposited with a financial institution and held in separate bank accounts.

Available-For-Sale Marketable Securities

Available-for-sale marketable securities as of December 31, 2024, consist of U.S treasury bills with original maturities of greater than 90 days from the date of purchase. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investments as available-for-sale and as current assets, even though the stated maturity may be more than one year from the current balance sheet date. The Company carries available-for-sale marketable securities at fair value. Unrealized gains and losses on available-for-sale debt marketable securities are reported in accumulated other comprehensive loss, which is a separate component of stockholders’ deficit. The cost of available-for-sale debt marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion are included in interest income together with interest and dividends. The cost of securities sold is based on the specific identification method.

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

Concentrations of Credit Risk

Cash, cash equivalents, restricted cash and available-for-sale marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. As of December 31, 2024, the Company also had investments in money market funds, corporate debt obligations and U.S. Treasury bills, which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any material losses on its financial instruments and has full access to and control over all of its cash, cash equivalents and available-for-sale marketable securities.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other third-party fees directly relating to in-process equity financings or offerings, are capitalized. The deferred offering costs are offset against offering proceeds upon the completion of the financing or the offering. The Company had zero and $2.5 million deferred offering costs recorded as other non-current assets as of December 31, 2024 and 2023, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment and operating and finance right-of-use assets, for impairment whenever events or changes in business circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of long-lived assets may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, principally discounted cash flow models, to assess the fair values of long-lived assets. The Company did not record any impairment of long-lived assets during the years ended December 31, 2024 and 2023.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at fair value on the date of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded separate from stockholders’ deficit because the shares contain deemed liquidation features that were not solely within the Company’s control. The holders of the preferred stock controlled a majority of the votes of the board of directors of the Company through direct representation. Accordingly, the preferred stock is classified as temporary equity in the Company’s balance sheets. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such stock because it was uncertain whether or when a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of redeemable convertible preferred stock. In connection with the closing of the IPO in February 2024, all outstanding shares of redeemable convertible preferred stock were converted into shares of common stock on a 1-for-4.5511 basis.

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

Basic and diluted net loss attributable to common stockholders per share was presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock and common stock subject to repurchase are considered participating securities. The redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and common stock subject to repurchase is considered an unvested stock-based compensation award for accounting purposes. As such, the net loss was attributed entirely to common stockholders.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) represents unrealized gains and losses arising during the period on available-for-sale marketable securities.

Income Taxes

The Company accounts for income taxes using the asset and liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

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

Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard for the fiscal year 2024. The impact of adoption resulted in enhanced disclosures in the notes to the financial statements (see Note 14, “Segment Reporting”).

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact from the adoption of this standard on the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

The Company’s fair value hierarchy for its cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis as of December 31, 2024, was as follows (in thousands):

	Fair Value Measurements
As of December 31, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$36,745	$36,745	$—	$—
Corporate debt obligations	33,910	—	33,910	—
U.S. Treasury bills	25,426	—	25,426	—
Available-for-sale marketable securities
U.S. Treasury bills	189,358	—	189,358	—
Total fair value of assets	$285,439	$36,745	$248,694	$—

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and available-for-sale marketable securities. Cash equivalents consisted of money market funds, corporate debt obligations, U.S. Treasury bills and available-for-sale marketable securities consisted of U.S. Treasury bills. The Company obtains pricing information from its investment manager and generally determines the fair value of available-for-sale marketable securities using standard observable inputs, including reported trades, broker/dealer quotes and bids and/or offers. The Company recognizes transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs.

4. Available-for-Sale Marketable Securities

As of December 31, 2024, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and corporate debt obligations with contractual maturities on various dates within the next 12 months.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of December 31, 2024 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2024	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$36,745	$—	$—	$36,745
U.S. Treasury obligations ($25,426 included in cash and cash equivalents)	214,677	107	—	214,784
Corporate debt obligations (included in cash and cash equivalents)	33,912	—	(2)	33,910
Total available for sale marketable securities	$285,334	$107	$(2)	$285,439

As of December 31, 2024, $96.1 million was included in cash equivalents and $189.4 million was included in available-for-sale marketable securities.

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

As of December 31, 2024 and 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the years ended December 31, 2024 and 2023, the Company did not recognize any impairment losses on its investments.

As of each of December 31, 2024 and 2023, accrued interest receivable was zero. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. The Company did not write off any accrued interest receivables for the year ended December 31, 2024 and 2023.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$4,130	$3,409
Computer equipment and software	1,132	138
Furniture and fixtures	936	622
Leasehold improvements	821	645
Property and equipment, gross	7,019	4,814
Less accumulated depreciation	(3,672)	(2,488)
Total property and equipment, net	$3,347	$2,326

Depreciation expense related to property and equipment was approximately $1.2 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued CRO research and development expenses	$5,669	$728
Accrued CMO research and development expenses	5,487	1,002
Other accrued expenses	2,903	1,789
Total other accrued expenses and current liabilities	$14,059	$3,519

6. License and Collaboration Agreements

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

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. The Company recognized $0.2 million as research and development expense related to minimum annual royalty payments in each of the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company recognized $0.6 million related to benchmark royalties for regulatory approvals and patients’ dosing in clinical trials as research and development expenses in the statement of operations and comprehensive loss. As of December 31, 2024, $0.6 million were recorded as accounts payable in the balance sheet. No other benchmark royalties were probable or payable as of December 31, 2024 and 2023.

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

No milestone payments were probable or payable as of December 31, 2024 and 2023.

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

On October 24, 2023, Gilead provided the Company with 90 days’ written notice to terminate the Gilead Agreement, and such termination became effective as of January 22, 2024. As of and for the years ended December 31, 2024 and 2023, there were no activities and contract balances related to the Gilead Agreement.

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

Kite had licensed certain of the SynNotch technology included in the Kite Agreement pursuant to that certain Amended and Restated Exclusive License Agreement, between The Regents of the University of California and Kite (as successor to Cell Design Labs, Inc.) (the “UCSF License Agreement”). The Company is responsible for all costs and payments arising under the UCSF License Agreement and as a result of activities under the Kite Agreement, including earned royalties based on a low single-digit percentage of net sales, milestone payments in an aggregate amount of up to $10.8 million and accrued interest payables.

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

As of December 31, 2024 and 2023, the Company had the total sublicensing fee of $6.3 million as current accrued license expense—related party. There are no future milestones payable to offset the sublicensing fee due to the termination of the Gilead Agreement. The Company and Gilead have not yet agreed on the settlement of the sublicensing fee.

The annual maintenance fee, patent prosecution costs and minimal annual royalties are expensed as incurred and were minimal for each of the years ended December 31, 2024 and 2023.

7. Commitments and Contingent Liabilities

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite (see Note 6), pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events. During the year ended December 31, 2024, the Company recognized $0.6 million related to benchmark royalties under the NIH Agreement as research and development expenses in the statement of operations and comprehensive loss. As of December 31, 2024, $0.6 million were recorded as accounts payable in the balance sheet. No other milestones were achieved or probable as of December 31, 2024 and 2023. The Company is required to pay royalties on sales of products developed under these agreements. The Company’s product candidates were in clinical trials or the pre-clinical stage of development as of December 31, 2024 and 2023, and no such royalties were due.

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company does not expect any of these agreements to be terminated and does not have any non-cancellable obligations under these agreements as of December 31, 2024 and 2023.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

On December 9, 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Company, certain of its current and former officers and directors, and the underwriters of the IPO. The complaint alleges that the registration statement on Form S-1 filed in connection with the IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to the claims in the complaint, but there is no guarantee that the Company will be successful in these efforts. Given the complexity of the issues in the lawsuit, the fact that the lawsuit was recently filed and is in its early stages, and the inherent uncertainty of litigation, the Company is unable to make any predictions about the ultimate outcome of this matter. As a result, the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss. No amount of loss has been accrued in the accompanying financial statements for the year ended December 31, 2024.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024 and 2023, the Company does not have any material indemnification claims that were probable or reasonably possible.

Leases

As of December 31, 2024, the Company leased office and laboratory space in Emeryville, California under operating leases which have terms through February 2027. The lease includes an option to extend the lease for an additional 36 months. The Company does not believe that the option to extend the lease is reasonably certain of being exercised, and therefore did not include it in the computations of the present value of the remaining lease payments at lease commencement. In addition to the base rent, which includes escalating payments over the lease term, the Company pays variable costs related to operating expenses and taxes, which are recognized as incurred.

The Company has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases. Some of the Company’s office and lab space were leased under short-term lease agreements during the years ended December 31, 2024 and 2023.

Components of the lease expense for the years ended December 31, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31,
	2024	2023

Operating lease cost	$3,252	$2,429
Finance lease cost:
Amortization of right-of-use assets	949	838
Interest on lease liabilities	142	187
Short-term lease cost	—	1
Variable lease cost	1,072	970
Total lease expense	$5,415	$4,425

Supplemental cash flow information related to leases was as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,073	$2,384
Operating cash flows from finance leases	142	187
Financing cash flows from finance leases	956	781
Right-of-use assets obtained in exchange for lease obligations upon inception of lease (noncash):
Operating leases	2,518	—
Finance leases	—	975

The following is a schedule by year of future payments of the Company’s lease liabilities as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases

2025	$3,563	$887
2026	4,046	179
2027	446	—
Thereafter	—	—
Total lease payments	8,055	1,066
Less interest	(734)	(145)
Total lease liability balance	7,321	921
Less: current portion	(3,161)	(779)
Non-current lease liabilities	$4,160	$142

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2024, were 2.1 years and 9%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of December 31, 2024, were 1.1 years and 11%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2023, were 3.1 years and 8%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of December 31, 2023, were 2.0 years and 11%, respectively. The discount rates were based on the Company’s estimate of its incremental borrowing rate, as the discount rates implicit in the leases could not be readily determined. As the Company does not have any outstanding debt, the Company estimated the incremental borrowing rate based on its estimated credit rating and available market information.

8. Redeemable Convertible Preferred Stock

In June 2023 and July 2023, the Company issued 32,052,994 additional shares of Series B redeemable convertible preferred stock to existing and new investors for an aggregate cash consideration of $60.0 million at a price per share of $1.8719, net of $0.1 million issuance costs.

On February 12, 2024, in connection with the closing of the IPO, all outstanding shares redeemable convertible preferred stock automatically converted into 25,171,265 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

9. Common Stock

As of December 31, 2024 and 2023, common stock shares reserved for future issuance were as follows:

	December 31,
	2024	2023
Redeemable convertible preferred stock, as converted	—	25,171,265
Outstanding stock option awards (349,321 shares issued in connection with the early exercised options for a non-recourse promissory note are excluded from shares reserved for issuance as of December 31, 2023 and none as of December 31, 2024)	7,595,922	3,960,713
Unvested restricted stock units awards	549,001	—
Shares available for future options grants	3,562,709	487,673
Shares available for future grants under the Employee Stock Purchase Plan	422,000	—
Total shares reserved for future issuance	12,129,632	29,619,651

Early Exercise of Options for a Promissory Note

In December 2022, the Company’s former chief executive officer (the “Former CEO”), a then-related party, early exercised options for 349,321 shares of common stock in exchange for a partial recourse promissory note receivable with the principal amount of $1.1 million. The note bore interest at 4.27% per annum and was to be due in December 2027. For accounting purposes, the promissory note was determined to be non-recourse and, as such, the issuance of the promissory note and subsequent early exercise of stock options were considered not substantive. While the issued shares were not considered outstanding for accounting purposes, they were legally issued and had voting and dividend rights. The shares were included in common stock on the statement of redeemable convertible preferred stock and stockholders’ deficit as of December 31, 2023, and were not included in the calculation of net loss per share attributable to common stockholders for the year ended December 31, 2023.

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

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance awards and other awards to the Company’s officers, employees, directors and consultants. Options under the 2024 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the common stock on the date of grant and usually vest over four years. The exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under the 2024 Plan and all cash compensation paid by the Company to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. The 2024 Plan is the successor to the 2019 Plan and no additional awards may be granted under the 2019 Plan. All outstanding awards granted under the 2019 Plan will remain subject to the terms of the 2019 Plan. The 2019 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs and RSAs to the Company’s officers, employees, directors and consultants.

As of December 31, 2024, ISOs, NSOs and RSUs had been granted under the 2024 Plan. As of December 31, 2024, 2,491,968 shares of the Company’s common stock were available for issuance under the 2024 Plan.

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

In September 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The Company reserved 4,000,000 shares of common stock for future issuance under the Inducement Plan. As of December 31, 2024, 2,929,259 shares were granted and 1,070,741 shares were available for future grant under the Inducement Plan.

Stock Options

Stock options issued under the 2019 Plan, 2024 Plan and the Inducement Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements and the Company’s severance policies.

A summary of option activity under the 2019 Plan, 2024 Plan and the Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023 *	4,310,034	$4.09	9.09	$11,810
Options granted	4,419,225	$7.58
Options exercised	(467,871)	$2.90
Options cancelled and forfeited	(660,665)	$8.34
Options expired	(4,801)	$4.04
Outstanding at December 31, 2024 *	7,595,922	$5.83	7.58	$760
Exercisable at December 31, 2024 **	1,437,877	$3.92	4.60	$444
Vested and expected to vest at December 31, 2024	7,595,922	$5.83	7.58	$760

* Outstanding number of options as of December 31, 2023 excludes 349,321 shares of common stock issued in connection with the early exercised options for a non-recourse promissory note, which were not considered substantive for accounting purposes. These shares are included in the number of options exercised during the year ended December 31, 2024, upon the note forgiveness in January 2024 (see Note 9)

** Includes 303,472 shares of unvested stock options for which the holders have the right to early exercise such options as of December 31, 2024.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the years ended December 31, 2024 and 2023, was $5.89 and $4.39, respectively. The total fair value of options that vested during the years ended December 31, 2024 and 2023 was $2.5 million and $1.9 million, respectively. As of December 31, 2024, total unrecognized stock-based compensation expense was $26.7 million, which is expected to be recognized over a weighted-average period of 3.2 years. The intrinsic value of options exercised during the year ended December 31, 2024 and 2023 was $3.8 million and $1.0 million, respectively, and is calculated based on the difference between the exercise price and the fair value of common stock as of the exercise date.

Restricted Stock Units

During the year ended December 31, 2024, the Company granted RSUs for 539,143 shares with a weighted-average price per share of $7.02. RSU shares vest over a four-year period. The fair value of the RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of RSUs granted was $3.8 million. As of December 31, 2024, total unrecognized compensation expense for RSUs was $3.6 million, which is expected to be recognized over weighted-average period of 3.4 years.

During the year ended December 31, 2024, the Company granted performance RSUs for 100,000 shares with a weighted-average price per share of $8.05. Performance RSU shares vest in full upon the Company receiving certain regulatory approvals within 36 months from the grant date. The fair value of the performance RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of performance RSUs granted was $0.8 million. As of December 31, 2024, total unrecognized compensation expense for performance RSUs was $0.8 million. Compensation expense of $0.8 million for performance RSUs is expected to be recognized when it is probable that the performance criteria will be achieved over the remaining vesting term. As of December 31, 2024, the performance criteria was not probable and no expense was recognized.

	Number of RSUs	Weighted- Average Grant Rate Fair Value
Unvested at December 31, 2023	—	$—
Granted - RSUs	539,143	7.02
Granted - Performance RSUs	100,000	8.05
Vested	—	—
Forfeited - RSUs	(90,142)	7.09
Unvested at December 31, 2024	549,001	$7.19

Early Exercise of Employee Options

Certain employees received stock options prior to the IPO that allow for exercise of the stock option prior to vesting. The shares of common stock issued upon an early exercise that have not yet vested are subject to repurchase by the Company in the event of termination of the holder’s continuous status as a service provider, at the price paid by the holder.

Proceeds from the early exercise of stock options were recorded as repurchase liability, and as shares vest, they are recognized as additional paid-in capital in the balance sheets. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules, and the Company recognizes stock-based compensation expense related to these options as they continue to vest. As of December 31, 2024 and 2023, there was zero and $0.1 million repurchase liability related to the unvested shares, respectively. As of December 31, 2024 and 2023, zero and 8,125 common stock shares, respectively, remained subject to the right of repurchase as a result of the early exercise of stock options and are included in common stock outstanding. Early exercises as of December 31, 2023 exclude 349,321 shares of common stock issued in connection with the early exercised options for a non-recourse promissory note, which were not considered substantive for accounting purposes (see Note 9).

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
•
Expected Term. The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined by calculating the midpoint of the contractual term of the options and the weighted-average vesting period.
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

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the years ended December 31, 2024 and 2023, respectively:

Year ended December 31,
	2024	2023
Expected volatility	93%-95%	91%-95%
Expected dividend yield	—%	—%
Expected term (in years)	5.8-6.1	5.9-6.2
Risk-free interest rate	3.5%-4.5%	3.6%-4.7%

The following tables presents the classification of stock-based compensation expense related to stock options and RSUs granted (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$2,455	$792
General and administrative	5,902	1,428
Total stock-based compensation expense	$8,357	$2,220

The above stock-based compensation expense was related to the following stock-based awards (in thousands):

	Year ended December 31,
	2024	2023
Restricted stock units	$313	$—
Stock options	8,044	2,220
Total stock-based compensation expense	$8,357	$2,220

During 2024, in connection with the Former CEO note forgiveness (see Note 9), the Company recognized stock-based compensation expense of $1.1 million in general and administrative expenses in the statement of operations and comprehensive loss for the year ended December 31, 2024. In addition, during 2024, in connection with the entry into a separation agreement with the Former CEO, the Company recognized stock-based compensation expense of $1.7 million related to modification of certain vesting terms in the Former CEO's stock-based awards, which was recorded in general and administrative expenses in the statement of operations and comprehensive loss for the year ended December 31, 2024.

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(127,477)	$(60,366)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	38,334,571	673,622
Net loss per share attributable to common stockholders, basic and diluted:	$(3.33)	$(89.61)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of December 31,
	2024	2023
Redeemable convertible preferred stock, as converted	—	25,171,265
Options issued and outstanding	7,595,922	3,960,713
Unvested early exercised common stock options	—	8,125
Unvested early exercised common stock options exercised for non-recourse promissory note (Note 9)	—	349,321
Unvested RSUs outstanding	549,001	—
	8,144,923	29,489,424

12. Income Taxes

The Company has recorded no income tax expense for the years ended December 31, 2024 and 2023. All the Company’s taxable losses were generated in the U.S.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2024	2023
Income tax computed at federal statutory rate	21.00%	21.00%
State taxes	7.4%	6.6%
Other permanent differences	(0.2)%	(0.8)%
Research credits	4.8%	1.1%
Stock-based compensation	(0.9)%	(0.6)%
State uncertain tax positions	(5.6)%	(5.9)%
Change in valuation allowance	(26.5)%	(21.4)%
Effective income tax rate	—%	—%

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

Deferred Tax Assets:

	Year Ended December 31,
	2024	2023
Net operating loss carry forwards	$17,209	$10,807
Capitalized research and development expenditures	30,769	13,327
Reserves and accruals	1,505	816
Lease liabilities	2,123	2,091
Research credits	9,950	1,714
Stock-based compensation	963	216
Accrued license	1,812	1,814
License and upfront fees	3,080	2,936
Other	57	83
Total gross deferred tax assets	67,468	33,804
Less: Valuation allowance	(65,593)	(31,772)
Total deferred tax assets	$1,875	$2,032
Deferred tax liabilities
Property and equipment	—	(147)
Lease right-of-use assets	(1,875)	(1,885)
Total gross deferred tax liabilities	(1,875)	(2,032)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company has reviewed its positive and negative evidence and has concluded that it is more likely than not that the net deferred tax assets will not be realized due to the cumulative losses incurred since inception; therefore, the Company continues to maintain a valuation allowance. The valuation allowance increased by $33.8 million and $12.9 million during the years ended December 31, 2024 and 2023, respectively.

The Company has net operating loss carryforwards for federal and state income tax purposes of $79.2 million and $205.2 million, respectively, as of December 31, 2024. The federal net operating loss carryforwards are not subject to expiration but are limited to 80% of the taxable income in the year the carryforward is used. State net operating loss carryforwards, if not utilized, will expire in various amounts 2036 through 2044.

As of December 31, 2024, the Company has federal and state research and development credit carryforwards of approximately $9.4 million and $3.1 million, respectively. The federal credits will expire in various amounts 2041 through 2044 and the state credits can be carried forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change”. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has performed a Section 382 study as of December 31, 2023, and expects approximately $2.0 million of federal net operating losses and $1.9 million of California net operating losses to expire unused due to Section 382 limitations. As of December 31, 2024, the Section 382 study was updated and the Company concluded that there were no ownership changes during 2024.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the year ended December 31, 2024 and 2023, is as follows (in thousands):

	2024	2023
Beginning balance	$8,395	$3,600
Increase in tax positions in prior periods	711	184
Increase in tax positions in the current period	10,357	4,611
Ending balance	$19,463	$8,395

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized, due to the valuation allowance. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2024 and 2023, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

The Company files tax returns in the U.S., California and other various states. The Company is not currently under examination in any of these jurisdictions and all its tax years remain effectively open to examination due to net operating loss carryforwards.

13. Related Party Transactions

For the year ended December 31, 2024 and 2023, the Company recorded zero and less than $0.1 million, respectively, to deferred offering costs related to an advisory services agreement with one of its board members.

On January 12, 2024, the Company and the Former CEO entered into a note forgiveness letter, pursuant to which the promissory note and all accrued interest thereon in an aggregate amount of $1.1 million were forgiven. The promissory note was issued by the Former CEO in December 2022 in connection with early exercised options (see Note 9).

In September 2024, the Company’s Former CEO resigned and entered into a consulting agreement for six months that can be extended by both parties for an additional 12 months. The Former CEO is eligible to receive $0.6 million as severance benefits, monthly consulting fees and health benefits for up to 12 months. The Former CEO's outstanding option awards will continue vesting as per the original terms until June 2025, if the consulting agreement continues until then. The Company concluded that the Former CEO does not provide substantive services for accounting purposes after his resignation. In connection with the Former CEO’s resignation, the Company recognized $2.6 million as general and administrative expenses as related to severance benefits and stock awards modification for the year ended December 31, 2024. The Company recognized $1.7 million to additional paid in capital related to stock awards modification expense. As of December 31, 2024, the Company recognized $0.4 million in other accrued expenses and current liabilities related to severance payments.

14. Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing therapies for autoimmune and inflammatory diseases. The chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources, assessing performance and monitoring budget versus actuals. The CODM assesses performance based on net loss as reported on the statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. Further, segment depreciation expense and segment asset additions are consistent with amounts reported within the statement of cash flows given the Company's operations are aggregated within a single reportable segment. All of the Company’s long-lived assets are located in the United States. Asset and other balance sheet information is not reported to the CODM.

The following table sets forth the Company’s summary of segment loss, including significant segment expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Research and development expenses:
KYV-101	$61,884	$18,267
Other programs	3,947	4,509
Other research and development expenses(a)	46,642	27,147
Total research and development expenses	112,473	49,923
General and administrative expenses:
General and administrative expenses(b)	30,131	12,483
Total general and administrative expenses	30,131	12,483
Total operating expenses	142,604	62,406
Loss from operations	(142,604)	(62,406)
Interest income	15,359	2,282
Interest expense	(142)	(187)
Other income, net	(90)	(55)
Total other income, net	15,127	2,040
Net loss	$(127,477)	$(60,366)

(a) Primarily includes personnel costs, license fees, R&D consulting services, unallocated CRO and CMO costs and allocated overhead and facilities expenses

(b) Primarily includes personnel costs, allocated overhead and facilities expenses, legal, IT, accounting and general and administrative expenses