Form 10-Q
period 2025-03-31
Kyverna Therapeutics, Inc.
filed 2025-05-13
CIK 1994702

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 43,218,873 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Kyverna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$56,865	$96,621
Available-for-sale marketable securities	185,784	189,358
Prepaid expenses and other current assets	5,002	4,622
Total current assets	247,651	290,601
Restricted cash	557	552
Property and equipment, net	2,436	3,347
Operating lease right-of-use assets	5,764	6,468
Finance lease right-of-use assets	603	841
Other non-current assets	3,644	2,836
Total assets	$260,655	$304,645
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,472	$4,624
Accrued compensation	3,079	4,883
Accrued license expense – related party	6,250	6,250
Other accrued expenses and current liabilities	11,906	14,059
Operating lease liabilities, short-term portion	3,078	3,161
Finance lease liabilities, short-term portion	507	779
Total current liabilities	33,292	33,756
Operating lease liabilities, net of short-term portion	3,280	4,160
Finance lease liabilities, net of short-term portion	73	142
Total liabilities	36,645	38,058
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 490,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 43,218,873 and 43,214,918 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	532,166	530,002
Accumulated other comprehensive income (loss)	(1)	105
Accumulated deficit	(308,155)	(263,520)
Total stockholders’ equity	224,010	266,587
Total liabilities and stockholders’ equity	$260,655	$304,645

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$37,433	$22,476
General and administrative	9,975	6,882
Total operating expenses	47,408	29,358
Loss from operations	(47,408)	(29,358)
Interest income	2,825	2,735
Interest expense	(25)	(44)
Other expense, net	(27)	(26)
Total other income, net	2,773	2,665
Net loss	(44,635)	(26,693)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net	(106)	(5)
Total other comprehensive loss	(106)	(5)
Net loss and other comprehensive loss	$(44,741)	$(26,698)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.12)
Weighted-average shares of common stock outstanding, basic and diluted	43,215,577	23,754,062

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2024	—	$—	43,214,918	$—	$530,002	$(263,520)	$105	$266,587
Common shares issued upon exercise of options	—	—	3,955	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	2,161	—	—	2,161
Net loss	—	—	—	—	—	(44,635)	—	(44,635)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(106)	(106)
Balance as of March 31, 2025	—	$—	43,218,873	$—	$532,166	$(308,155)	$(1)	$224,010

Balance as of December 31, 2023	114,556,997	$180,574	1,250,103	$—	$4,642	$(136,043)	$4	$(131,397)
Issuance of common stock upon initial public offering, net of underwriting commissions and issuance costs of $30,686	—	—	16,675,000	—	336,164	—	—	336,164
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(114,556,997)	(180,574)	25,171,265	—	180,574	—	—	180,574
Common shares issued upon exercise of options	—	—	18,876	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	2,278	—	—	2,278
Vesting of early exercised options and restricted stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(26,693)	—	(26,693)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	—	$—	43,115,244	$—	$523,728	$(162,736)	$(1)	$360,991

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(44,635)	$(26,693)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,161	2,278
Accretion of discounts on available-for-sale marketable securities	(2,110)	(280)
Depreciation and amortization expense	501	482
Impairment of capitalized software	648	—
Non-cash lease expense	704	526
Changes in assets and liabilities:
Prepaid expense and other current assets	(380)	(2,573)
Other non-current assets	(515)	(293)
Accounts payable	3,784	3,068
Accrued compensation	(1,804)	(1,449)
Other accrued expenses and current liabilities	(2,306)	(71)
Operating lease liability	(963)	(520)
Net cash used in operating activities	(44,915)	(25,525)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(81,122)	(145,336)
Proceeds from maturities of available-for-sale marketable securities	86,700	23,000
Purchases of property and equipment	—	(543)
Net cash provided by (used in) investing activities	5,578	(122,879)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting commissions	—	341,171
Proceeds from exercise of common stock options	3	64
Principal paid on finance lease liabilities	(341)	(231)
Payments for offering costs	(76)	(2,955)
Net cash provided by (used in) financing activities	(414)	338,049
Net increase (decrease) in cash and cash equivalents and restricted cash	(39,751)	189,645
Cash, cash equivalents and restricted cash, at beginning of period	97,173	35,212
Cash, cash equivalents and restricted cash, at end of period	$57,422	$224,857

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	56,865	224,287
Restricted cash	557	570
Cash, cash equivalents and restricted cash at end of period	$57,422	$224,857

Supplemental disclosure for non-cash investing and financing activities
Conversion of 114,556,997 shares of redeemable convertible preferred stock to common stock upon the closing of initial public offering	$—	$180,574
Unpaid deferred offering costs included in accounts payable and other accrued expenses and current liabilities	$217	$406
Purchases of property and equipment in accounts payable	$—	$89
Vesting of restricted stock	$—	$6
Right-of-use asset obtained in exchange for operating and finance lease liability	$—	$2,518
Supplemental disclosure of cash flow information
Cash paid for interest	$19	$44

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

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of March 31, 2025, the Company has an accumulated deficit of $308.2 million. The Company had net losses of $44.6 million and $26.7 million for the three months ended March 31, 2025 and 2024, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sale of shares of its common stock in the IPO. As of March 31, 2025, the Company had cash and cash equivalents and available-for-sale marketable securities of $242.6 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities, including preclinical studies and clinical trials. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the annual financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

In the opinion of the Company’s management, the information in these condensed financial statements reflects all adjustments, all of which are of a normal and recurring nature necessary for a fair statement of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development accrued expenses and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount reported as revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Significant Accounting Policies

There have been no material changes to the accounting policies discussed in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU No. 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (i) better understand the entity's performance, (ii) better assess the entity's prospects for future cash flows, and (iii) compare an entity's performance over time and with that of other entities. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2025, was as follows (in thousands):

	Fair Value Measurements
As of March 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$25,615	$25,615	$—	$—
Corporate debt obligations	29,976	—	29,976	—
Available-for-sale marketable securities
U.S. Treasury bills	185,784	—	185,784	—
Total fair value of assets	$241,375	$25,615	$215,760	$—

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of December 31, 2024, was as follows (in thousands):

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

4. Available-for-Sale Marketable Securities

As of March 31, 2025, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and corporate debt obligations with contractual maturities on various dates within the next 12 months.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of March 31, 2025 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2025:	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$25,615	$—	$—	$25,615
U.S. Treasury bills	185,782	5	(3)	185,784
Corporate debt obligations (included in cash and cash equivalents)	29,980	—	(4)	29,976
Total available-for-sale marketable securities	$241,377	$5	$(7)	$241,375

As of March 31, 2025, $55.6 million was included in cash equivalents and $185.8 million was included in available-for-sale marketable securities.

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

As of March 31, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment losses on its investments.

As of each of March 31, 2025 and December 31, 2024, accrued interest receivable was zero. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. During the three months ended March 31, 2025 and 2024, the Company did not write off any accrued interest receivables.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$4,130	$4,130
Furniture and fixtures	1,132	936
Leasehold improvements	936	821
Computer equipment and software	172	1,132
Property and equipment, gross	6,370	7,019
Less accumulated depreciation	(3,934)	(3,672)
Property and equipment, net	$2,436	$3,347

Depreciation and amortization expense related to property and equipment was $0.3 million for each of the three months ended March 31, 2025 and 2024. The Company recognized $0.6 million an impairment charge related to a capitalized software during the three months ended March 31, 2025.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development expenses - Contract Research Organizations	$6,423	$5,669
Accrued research and development expenses - Contract Manufacturing Organizations	3,726	5,487
Other accrued expenses	1,757	2,903
Total other accrued expenses and current liabilities	$11,906	$14,059

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

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. The Company recognized $0.2 million as research and development expense related to minimum annual royalty payments for each of the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the Company recorded zero and $0.6 million, respectively, related to benchmark royalties for regulatory approvals and patients’ dosing in clinical trials as accounts payable on the condensed balance sheet. No other benchmark royalties were probable or payable as of March 31, 2025 and December 31, 2024.

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

During the term of the Co-Co Agreement, subject to certain exceptions, neither party will clinically develop or commercialize a cell therapy product directed to CD19 other than the CRISPR Product for use in the treatment or prevention of certain indications set forth in the Intellia Agreement and any additional indication that the parties mutually agree to include (any such product, a “Competitive Product”); provided, however, that (i) any products for use in any indications that are the subject of a development program or third-party collaboration as of the effective date of the Co-Co Agreement shall not be considered Competitive Products and (ii) any products for use in any additional indications that are the subject of a development program or third-party collaboration as of the date that such additional indications are included in the global development plan shall not be considered Competitive Products.

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

No milestone payments were probable or payable as of March 31, 2025 and December 31, 2024.

Kite License Agreement (Related Party)

In January 2020, the Company entered into a License Agreement (the “Kite Agreement”) with Kite Pharma, Inc. (“Kite”), an affiliate of Gilead Sciences, Inc. (“Gilead”), a related party of the Company. In January 2020, the Company entered into a stock purchase agreement with Gilead, pursuant to which the Company issued to Gilead an aggregate of 6,890,744 shares of its Series A-2 redeemable convertible preferred stock, of which 4,042,066 shares were issued as consideration under the Kite Agreement.

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

Kite had licensed certain of the SynNotch technology included in the Kite Agreement pursuant to that certain Amended and Restated Exclusive License Agreement, between The Regents of the University of California and Kite (as successor to Cell Design Labs, Inc.) (the "UCSF License Agreement"). The Company is responsible for all costs and payments arising under the UCSF License Agreement and as a result of activities under the Kite Agreement, including earned royalties based on a low single-digit percentage of net sales, milestone payments in an aggregate amount of up to $10.8 million and accrued interest payables.

Pursuant to the Kite Agreement, the Company is also obligated to pay mid-teen-and mid-single-digit percentages of annual maintenance fees, minimum annual royalties and patent prosecution costs payable under the UCSF License Agreement during the co-exclusive term and non-exclusive term, respectively. The Company was also obligated to pay a $6.3 million sublicensing fee under the UCSF License Agreement, which the Company agreed to offset with future milestone payments payable by Gilead under a Collaboration, Option and License Agreement that the Company entered into with Gilead in January 2020 (the “Gilead Agreement”).

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

As of each of March 31, 2025 and December 31, 2024, the Company had the total sublicensing fee of $6.3 million as current accrued license expense - related party. There are no future milestones payable to offset the sublicensing fee due to the termination of the Gilead Agreement.

The annual maintenance fee, patent prosecution costs and minimal annual royalties are expensed as incurred and were minimal for each of the three months ended March 31, 2025 and 2024.

7. Commitments and Contingent Liabilities

Leases

As of March 31, 2025, the Company leases office and laboratory space in Emeryville, California under operating leases which have terms through February 2027, and certain of these leases include options to extend for an additional 36 months. In addition to the base rent, which includes escalating payments over the lease term, the Company pays variable costs related to operating expenses and taxes, which are recognized as incurred. The Company also has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases. Total operating lease cost for the three months ended March 31, 2025 and 2024, was $0.9 million and $0.7 million, respectively. Total finance lease cost for each of the three months ended March 31, 2025 and 2024 was $0.3 million. Total variable lease cost for each of the three months ended March 31, 2025 and 2024 was $0.3 million. Total undiscounted lease obligations under the Company’s operating and finance leases were $6.9 million and $0.6 million, respectively, as of March 31, 2025.

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite, pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events, and royalties on sales of products developed under these agreements (See Note 6).

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with clinical research organizations (“CROs”) for clinical trials, with clinical manufacturing organizations (“CMOs”) for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company did not expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of March 31, 2025.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

On December 9, 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Company, certain of its current and former officers and directors, and the underwriters of the IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025. The amended complaint alleges that the registration statement on Form S-1 filed in connection with the IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. The Company intends to defend the claims in this lawsuit vigorously and believes it has good and substantial defenses to the claims in the amended complaint, but there is no guarantee that the Company will be successful in these efforts. Given the complexity of the issues in the lawsuit, the fact that the lawsuit was recently filed and is in its early stages, and the inherent uncertainty of litigation, the Company is unable to make any predictions about the ultimate outcome of this matter. As a result, the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss. No amount of loss has been accrued in the accompanying condensed financial statements as of and for the three months ended March 31, 2025. The Company did not have any accruals for the matter described herein on its condensed balance sheets as of March 31, 2025 and December 31, 2024.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible.

8. Common Stock

As of March 31, 2025 and December 31, 2024, common stock reserved for future issuance was as follows:

	March 31,	December 31,
	2025	2024
Outstanding stock option awards	7,979,810	7,595,922
Unvested restricted stock units awards	635,167	549,001
Shares available for future options grants under the 2024 Equity Incentive Plan and Equity Inducement Plan	5,598,976	3,562,709
Shares available for future grants under the Employee Stock Purchase Plan	844,000	422,000
Total shares reserved for future issuance	15,057,953	12,129,632

Early Exercise of Options for a Promissory Note

In December 2022, the Company’s former chief executive officer (the “Former CEO”), a then-related party, early exercised options for 349,321 shares of common stock in exchange for a partial recourse promissory note receivable with the principal amount of $1.1 million. The note bore interest at 4.27% per annum and was to be due in December 2027. For accounting purposes, the promissory note was determined to be non-recourse and, as such, the issuance of the promissory note and subsequent early exercise of stock options were considered not substantive. While the issued shares were not considered outstanding for accounting purposes, they were legally issued and had voting and dividend rights. The shares were included in common stock on the statement of redeemable convertible preferred stock and stockholders’ deficit as of December 31, 2023.

On January 12, 2024, the Company and the Former CEO entered into a note forgiveness letter, pursuant to which the promissory note and all accrued interest thereon in an aggregate amount of $1.1 million were forgiven. As the shares subject to the options that were early exercised were vested as of the date of the forgiveness of the note, these are included in the calculation of net loss per share attributable to common stockholders from the date of the note’s forgiveness. The Company concluded that the note forgiveness was effectively a repricing of options and is a modification. Therefore, the incremental stock-based compensation expense was recognized for the vested shares at the modification date (see Note 9).

Shelf Registration Statement

On March 27, 2025, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of its common stock, shares of its preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Registration Statement was declared effective by the SEC on April 15, 2025. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering. The Registration Statement included a sales agreement prospectus (the “ATM Prospectus”), covering the offer and sale from time to time through or to Jefferies, LLC (“Jefferies”), as sales agent, of up to $50.0 million in aggregate offering price of shares of the Company’s common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025. As of March 31, 2025, $50.0 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the Registration Statement.

9. Equity Incentive Plans

In January 2024, the Company’s board of directors adopted, and stockholders approved, the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on February 6, 2024. The 2024 Plan superseded the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). No share awards can be granted under the 2019 Plan from the effective date of the 2024 Plan. Shares subject to outstanding equity awards granted under the 2019 Plan may be added to the 2024 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price.

As of March 31, 2025, incentive stock options, nonstatutory stock options and restricted stock units had been granted under the 2024 Plan. As of March 31, 2025, 4,953,253 shares of the Company’s common stock were reserved for issuance under the 2024 Plan.

In January 2024, the Company’s board of directors and stockholders adopted the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on February 6, 2024. As of March 31, 2025, 844,000 shares of common stock were reserved for future issuance under the ESPP.

In September 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (the “Inducement Plan”). As of March 31, 2025, 3,354,579 shares were granted and 645,741 shares were available for future grant under the Inducement Plan.

Stock Options

Stock options issued under the 2019 Plan, 2024 Plan and the Inducement Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements and the Company’s severance policies.

A summary of option activity under the 2019 Plan, 2024 Plan and the Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	7,595,922	$5.83	7.58	$760
Options granted	687,679	$3.08
Options exercised	(3,955)	$0.73
Options forfeited	(250,766)	$5.77
Options expired	(49,070)	$4.64
Outstanding at March 31, 2025	7,979,810	$5.60	7.44	$30
Exercisable at March 31, 2025*	1,813,209	$4.54	4.46	$30
Vested and expected to vest at March 31, 2025	7,979,810	$5.60	7.44	$30

* Includes 186,769 shares of unvested stock options for which the holders have the right to early exercise such options as of March 31, 2025.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the three months ended March 31, 2025 and 2024 was $2.44 and $17.52, respectively. The total fair value of options that vested during the three months ended March 31, 2025 and 2024 was $2.9 million and $0.5 million, respectively. The intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was less than $0.1 million and $3.1 million, respectively, and is calculated as the difference between the exercise price and the fair value of common stock as of the exercise date. As of March 31, 2025, total unrecognized stock-based compensation expense was $27.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Units

During the three months ended March 31, 2025, the Company granted Restricted Stock Units (“RSUs”) for 112,000 shares with a weighted-average grant date fair value per share of $2.70. RSU shares vest over a four-year period. The fair value of the RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of RSUs granted was $0.3 million. As of March 31, 2025, total unrecognized compensation expense for RSUs was $2.8 million, which is expected to be recognized over weighted-average period of 3.2 years.

	Number of RSUs	Weighted- Average Grant Rate Fair Value
Unvested at December 31, 2024	549,001	$7.19
Granted - RSUs	112,000	2.70
Forfeited - RSUs	(25,834)	6.88
Unvested at March 31, 2025	635,167	$6.41

During the year ended December 31, 2024, the Company granted performance RSUs for 100,000 shares with a weighted-average grant date fair value per share of $8.05. There was no activity for performance RSUs during the three months ended March 31, 2025. Performance RSU shares vest in full upon the Company receiving certain regulatory approvals within 36 months from the grant date. The fair value of the performance RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of performance RSUs granted was $0.8 million. As of March 31, 2025, total unrecognized compensation expense for performance RSUs was $0.8 million. Compensation expense of $0.8 million for performance RSUs is expected to be recognized when it is probable that the performance criteria will be achieved over the remaining vesting term. As of March 31, 2025, the performance criteria was not probable and no expense was recognized.

Stock-Based Compensation Expense

The Black-Scholes option pricing model, used to estimate fair value of the option awards, requires the use of the following assumptions:

•
Fair value of common stock. Prior to the IPO, the fair market value of common stock was determined by the Board of Directors with assistance from management and external valuation experts. The approach to estimating the fair market value of common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the IPO, the fair value of common stock is the Company’s closing price per share on the Nasdaq Global Select Market at the grant date.
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

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Expected volatility	96.0% - 97.1%	93.0%
Expected dividend yield	0%	0%
Expected term (in years)	5.35 - 6.08	6.07 - 6.08
Risk-free interest rate	4.0% - 4.5%	4.1% - 4.2%

The following table presents the classification of stock-based compensation expense related to stock options granted (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$806	$581
General and administrative	1,355	1,697
Total stock-based compensation expense	$2,161	$2,278

In January 2024, in connection with the Former CEO note forgiveness (see Note 8), the Company recognized stock-based compensation expense of $1.1 million in general and administrative expenses in the statement of operations and comprehensive loss for the three months ended March 31, 2024.

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(44,635)	$(26,693)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	43,215,577	23,754,062
Net loss per share attributable to common stockholders, basic and diluted:	$(1.03)	$(1.12)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of March 31,
	2025	2024
Options issued and outstanding	7,979,810	4,228,705
Unvested early exercised common stock options	635,167	—
	8,614,977	4,228,705

11. Related Party Transactions

For the three months ended March 31, 2024, the Company recorded less than $0.1 million to deferred offering costs related to an advisory services agreement with one of its board members. The services agreement ended in February 2024.

On January 12, 2024, the Company and the Former CEO entered into a note forgiveness letter, pursuant to which the promissory note and all accrued interest thereon in an aggregate amount of $1.1 million were forgiven. The promissory note was issued by the Former CEO in December 2022 in connection with early exercised options (see Note 8).

The Company had $0.6 million and $0.4 million in other accrued expenses and current liabilities on the condensed balance sheet as of March 31, 2025 and December 31, 2024, respectively, related to severance payments for the Former CEO.

12. Segment Reporting

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

The following table sets forth the Company’s summary of segment loss, including significant segment expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses:
KYV-101 program	$22,120	$10,997
Other programs	559	2,628
Other research and development expenses(a)	14,754	8,851
General and administrative expenses(b)	9,975	6,882
Interest income	(2,825)	(2,735)
Other expense, net	52	70
Segment Loss and Net loss	$44,635	$26,693

(a) Primarily includes personnel costs, R&D professional services, unallocated CRO and CMO costs and allocated overhead and facilities expenses

(b) Primarily includes personnel costs, allocated overhead and facilities expenses, legal, IT, accounting and general and administrative expenses

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on March 27, 2025. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section below titled “Special Note Regarding Forward-Looking Statements.”

Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Kyverna,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Kyverna Therapeutics, Inc.

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
•
estimates of our expenses, capital requirements and needs for additional financing; and
•
potential unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including international tariffs, trade protection measures, economic sanctions, supply chain issues, inflationary pressures, economic slowdowns or recessions, acts of war and civil or political unrest.

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

KYV-101 is currently being evaluated in company-sponsored KYSA trials and investigator-initiated trials in numerous B-cell mediated autoimmune diseases with a prioritized focus in SPS, MG and LN. We have aligned with the U.S. Food and Drug Administration, or the FDA, on a registrational Phase 2 trial design in SPS, KYSA-8, including the 25-patient trial size and use of the timed 25-foot walk test (T25FW) as the primary endpoint. We have completed enrollment of study participants for this KYSA-8 pivotal Phase 2 trial in SPS. We also continue to progress our chemistry, manufacturing and controls, or CMC, readiness efforts in a capital-efficient manner in support of an anticipated biologics license application, or BLA, filing with the FDA in 2026.

Our Phase 2 trial in MG, KYSA-6, has completed enrollment of patients in an initial six-patient cohort. Following a positive end-of-Phase 2 meeting with the FDA, we received written alignment confirming our plans to advance KYV-101 into a Phase 3 clinical trial. We continue to engage in positive dialogue with the FDA and expect to share details of the study design mid-year 2025, including trial size and endpoints. We plan to report interim data from the initial six-patient Phase 2 cohort in the second half of 2025. We received Regenerative Medicine Advanced Therapy, or RMAT, designations and Orphan Drug Designations from the FDA for both SPS and MG as well as Orphan Drug Designation from the European Medicines Association in MG.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes, revenue from our collaboration agreement with Gilead Sciences, Inc., which terminated effective as of January 22, 2024, and from the sale of shares of our common stock in our initial public offering, or the IPO, in February 2024. Our net loss was $44.6 million for the three months ended March 31, 2025, compared with $26.7 million net loss for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $308.2 million. Management has estimated that our cash and cash equivalents and available-for-sale marketable securities of $242.6 million as of March 31, 2025 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances or licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

In particular, we anticipate that our current cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our operations into 2027. We expect that our cash, cash equivalents and available-for-sale marketable securities will allow us to file a BLA for KYV-101 in SPS, advance a registration-enabling trial in MG, continue advancing our clinical trial program in LN, and identify our next priority indications to advance into late-stage development. Our operating cash burn can vary from quarter to quarter; for example, we made certain one-time investments in our CMC readiness in the first quarter of 2025, which we expect to continue through the first half of 2025 for an anticipated BLA in 2026. We have also accelerated enrollment in certain of our clinical trials and completed patient enrollment in our pivotal Phase 2 trial in SPS. For these reasons, we currently expect our operating cash burn in the first half of 2025 to be higher than our operating cash burn in the second half of 2025. The amounts and timing of our actual expenditures will depend on numerous factors, including the progress of our research and development, the timing of patient enrollment and evolving regulatory requirements, the time and cost necessary to conduct our ongoing and planned preclinical studies and clinical trials, the results of our preclinical studies and clinical trials and other factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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
•
operate as a public company.

We do not currently own or operate any manufacturing facilities. We rely on contract manufacturing organizations, or CMOs, to produce our drug candidates in accordance with the FDA’s current Good Manufacturing Practices regulations for use in our clinical studies. In March 2025 the FDA confirmed our planned CMC package to support commercial manufacturing of KYV-101 for SPS and MG as well as future indications, with extensive CMC experience in autoimmune disease from KYSA studies, IITs and compassionate-use cases supporting process characterization. We have supplied clinical product from two clinical manufacturing sites for which the FDA accepted comparability data between manufacturing sites in April 2025. Under our Development and Manufacturing Services Agreement, dated July 2023, or the Elevate Agreement, with ElevateBio Base Camp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate. In March 2022, we entered into a master services agreement with Advanced Therapies, Inc., or Advanced Therapies. Advanced Therapies’ facility in Philadelphia, Pennsylvania, provides us with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate. Pursuant to our License and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

We are also developing Ingenui-T, a rapid whole blood manufacturing process designed to improve patient experience and manufacturing capabilities through partnerships with world-class organizations in cell therapy manufacturing. Under the Elevate Agreement, Elevate is undertaking process development services for the development of a rapid whole blood manufacturing process for our CAR T-cell products, including KYV-102.

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

Macroeconomic Trends

The disruption and volatility in the global and domestic capital markets resulting from heightened inflation, potential tariffs, capital market volatility, interest rate and currency rate fluctuations, artificial intelligence, government agency changes under the new administration, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia, conflict in the Middle East, and tension between China and Taiwan) may increase the cost of capital and limit our ability to access capital. These and similar adverse market conditions may negatively impact our business, financial position and results of operations.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

The largest component of our total operating expenses since inception has been research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites that conduct preclinical and clinical studies; manufacturing process development activities and costs of acquiring and manufacturing clinical study materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs; compensation and benefits for research and development employees, including stock-based compensation; and facilities, information technology and overhead expenses. Research and development costs are expensed as incurred. Our internal research and development employees are shared across multiple programs and are not solely dedicated to individual programs. Other research and development expenses primarily include license fees, professional services, unallocated CRO and CMO costs and allocated overhead and facilities expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$37,433	$22,476	$14,957	67%
General and administrative	9,975	6,882	3,093	45%
Total operating expenses	47,408	29,358	18,050	61%
Loss from operations	(47,408)	(29,358)	(18,050)	61%
Interest income	2,825	2,735	90	3%
Interest expense	(25)	(44)	19	(43)%
Other expense, net	(27)	(26)	(1)	4%
Total other income, net	2,773	2,665	108	4%
Net loss	$(44,635)	$(26,693)	$(17,942)	67%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
KYV-101 program	$22,120	$10,997	$11,123	101%
Other programs	559	2,628	(2,069)	(79)%
Personnel related expenses	8,519	6,557	1,962	30%
Other research and development expenses	6,235	2,294	3,941	172%
Total research and development expenses	$37,433	$22,476	$14,957	67%

Research and development expenses increased by $15.0 million, or 67%, from $22.5 million for the three months ended March 31, 2024 to $37.4 million, compared to the same period a year ago.

External research and development expenses related to our KYV-101 program increased by $11.1 million or 101% from $11.0 million in 2024 to $22.1 million in 2025 as we continued advancing our lead product candidate, KYV-101, through clinical development. This increase is mainly driven by $8.0 million of strategic investment in CMC readiness to support commercial readiness for SPS and MG, as well as a $4.4 million increase in CRO costs primarily due to accelerated enrollment in our KYSA trials. The increase in KYV-101 CMO and CRO costs was partially offset by a $0.7 million reduction in professional services.

Other program expenses include research and development expenses for our KYV-201 and KYV-102 programs. Other program costs decreased year-over-year by $2.1 million, or 80%, in 2025 due to a $0.5 million decrease in CMC costs. Costs related to the Ingenui-T rapid whole blood manufacturing process, which were classified as KYV-101 program costs in 2024 and are classified as KYV-102 program costs in 2025, decreased from $1.5 million for the three months ended March 31, 2024 to $1.0 million for the three months ended March 31, 2025. Other program expenses for 2025 also included a $0.6 million credit received from a manufacturing vendor for our KYV-201 program.

Personnel-related research and development expenses increased by $2.0 million, or 30%, from $6.6 million for the three months ended March 31, 2024 to $8.5 million for the three months ended March 31, 2025 primarily due to growth in the number of employees in our research and development organization. The year-over-year increase in personnel-related costs also reflects an increase of $0.2 million in stock-based compensation expense.

Other research and development expenses primarily consist of facilities, depreciation and overhead costs. The year-over-year increase of $3.9 million, or 172%, in 2025 is mainly due to higher facilities and overhead costs, a $0.9 million increase in professional services, a $0.6 impairment charge related to a capitalized software, a $0.9 million increase in allocated overhead expenses and a $0.3 million increase in rent expense.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 45%, for the three months ended March 31, 2025, compared to the same period a year ago. The increase was primarily attributable to a $2.4 million increase in personnel-related costs and a $1.4 million increase in outside services, partially offset by a $0.7 million decrease in facilities and overhead costs. The increase was offset by a $0.3 million decrease in stock-based compensation as we recognized a $1.1 million incremental stock-based compensation expense in connection with the former CEO note forgiveness for the three months ended March 31, 2024. See Note 8 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Interest Income

Interest income increased slightly by $0.1 million, from $2.7 million for the three months ended March 31, 2024 to $2.8 million for the three months ended March 31, 2025. In February 2024, we received $336.2 million of net proceeds from our IPO and invested these amounts in available-for-sale marketable securities and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through March 31, 2025, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock of $168.0 million, issuances of convertible notes of $2.0 million, an upfront payment of $17.5 million under the Gilead Agreement and net proceeds from the IPO of $336.2 million. As of March 31, 2025, we had $242.6 million in cash, cash equivalents and available-for-sale marketable securities.

On March 27, 2025, we filed a shelf registration statement on Form S-3, or the Registration Statement, covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Registration Statement was declared effective by the SEC on April 15, 2025. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering. The Registration Statement included a sales agreement prospectus, or the ATM Prospectus, covering the offer and sale from time to time through or to Jefferies, LLC, or Jefferies, as sales agent, of up to $50.0 million in aggregate offering price of shares of our common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025.

As of March 31, 2025, $50.0 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the Registration Statement.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2025, we had an accumulated deficit of $308.2 million. Based on the current cash forecast, management has determined that our cash, cash equivalents and available-for-sale marketable securities of $242.6 million as of March 31, 2025 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. This forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(44,915)	$(25,525)
Net cash provided by (used in) investing activities	5,578	(122,879)
Net cash provided by (used in) financing activities	(414)	338,049
Net increase in cash and cash equivalents	$(39,751)	$189,645

Operating Activities

Net cash used in operating activities was $44.9 million and $25.5 million for the three months ended March 31, 2025 and 2024, respectively.

Cash used in operating activities for the three months ended March 31, 2025, was primarily due to our net loss of $44.6 million, decreased by non-cash charges of $1.9 million and increased by $2.2 million for changes in our net operating assets and liabilities. The non-cash charges primarily consisted of a $2.2 million stock-based compensation expense, a $0.7 million non-cash lease expense, a $0.6 million impairment charge of a capitalized software and a $0.5 million depreciation and amortization expense, partially offset by $2.1 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease in other current liabilities of $2.3 million, a decrease in accrued compensation of $1.8 million, a decrease in operating lease liability of $1.0 million, an increase in other non-current assets of $0.5 million and an increase in prepaid expense and other current assets of $0.4 million offset by an increase in accounts payable of $3.8 million.

Cash used in operating activities for the three months ended March 31, 2024, was primarily due to our net loss of $26.7 million, decreased by other non-cash charges of $3.0 million and increased by a net reduction of $1.8 million in our net operating assets and liabilities. Non-cash changes primarily consisted of a $2.3 million stock-based compensation expense, a $0.5 million depreciation and amortization expense and a $0.5 million non-cash lease expense, partially offset by a $0.3 million accretion of discount on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to an increase in prepaid other current assets of $2.6 million, a $1.4 million decrease in accrued compensation, a decrease in operating lease liabilities of $0.5 million, an increase in other non-current assets of $0.3 million and a $0.1 million decrease in other accrued expenses and current liabilities, offset by an increase in accounts payable of $3.1 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025, was $5.6 million, which consisted of $86.7 million in proceeds from maturities of available-for-sale marketable securities, offset by $81.1 million of purchases of available-for-sale marketable securities.

Net cash used in investing activities for the three months ended March 31, 2024, was $122.9 million, which consisted of $145.3 million of purchases of available-for-sale marketable securities and $0.5 million of purchases of property and equipment, offset by $23.0 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025, was $0.4 million, which consisted of $0.3 million related to finance lease obligations and $0.1 million payments for deferred offering costs related to the filing of the Registration Statement.

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

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of March 31, 2025. As of March 31, 2025, and December 31, 2024, we recognized a sublicensing fee of $6.3 million in our condensed balance sheets related to the fee due under our Kite Agreement as discussed in Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2025, we leased approximately 68,000 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027. We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of March 31, 2025, our non-cancellable lease obligations were $6.9 million and $0.6 million under operating and finance leases, respectively, of which $3.4 million and $0.5 million related to operating and finance leases, respectively, are due within the next 12 months.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended March 31, 2025.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed financial statements may not be comparable to those of companies that comply with the new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2025, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2024 and as of March 31, 2025, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas.

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

Remediation Plans

During the year ended December 31, 2024, and the quarter ended March 31, 2025, our management, with the oversight of the Audit Committee of our board of directors, has taken substantial measures toward remediating the control deficiencies contributing to the material weaknesses identified above. These remediation efforts include the following:

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
•
We have completed an initial risk assessment and continue to focus on the principles of the Committee of Sponsoring Organizations of the Treadway Commissions, or COSO, framework related to risk assessment;
•
We have designed and will continue to implement and enhance our entity level controls across each of the COSO components necessary for effective internal control;
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
•
We have designed and will continue to implement the necessary management review controls across all financial statement areas; and
•
We continue to perform manual procedures to validate the completeness and accuracy of certain reports generated from various financial systems that are relevant to the preparation of the financial statements.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Plans”, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. In December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. We believe we have good and substantial defenses to the claims in the Amended Complaint, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements as of and for the quarter ended March 31, 2025. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described herein, as well as the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements”, before deciding whether to invest in our common stock. Our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

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

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including KYV-101. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success, and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through March 31, 2025. For the three months ended March 31, 2025 and 2024, we reported a net loss of $44.6 million and $26.7 million, respectively. As of March 31, 2025, we had an accumulated deficit of $308.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates, and seek regulatory approvals for our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•
conduct further clinical trials for KYV-101 and our other product candidates;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of, and seek regulatory approval for, KYV-101 and any future product candidates.

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

During the year ended December 31, 2024, our management, with the oversight of the Audit Committee of our board of directors, took substantial measures toward remediating the control deficiencies contributing to the material weaknesses. Specifically, we completed an initial risk assessment process and continue to focus on the principles of the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework related to risk assessment; we have engaged a third-party consulting firm to advise and assist in documenting the design and implementation of internal controls over the financial reporting process, including general controls over information systems; and we have hired additional accounting and IT personnel, including but not limited to a Vice President of Accounting/Corporate Controller, a Head of Information Technology, and an Assistant Controller. Our management is committed to maintaining a strong internal control environment and to continuing to implement a strong system of controls and believe that our ongoing remediation efforts, particularly in the improvement of our control environment, will result in significant improvements to our system of controls. However, the material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will continue to implement new procedures and controls and take efforts to address each of the identified weaknesses. These remediation measures will be time-consuming and require financial and operational resources.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Refer to the section titled “Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, we had 119 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock and, as described more fully below, are currently named as a defendant in a recently filed securities class action complaint. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is likely to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In addition, certain of our directors and officers are involved in ongoing securities or other lawsuits in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could seriously harm our business. As noted above, in December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our company, certain of our current and former officers and directors, and the underwriters of our initial public offering. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. We believe we have good and substantial defenses to the claims in the Amended Complaint, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the quarter ended March 31, 2025.

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

We supply our investigational product candidate, KYV-101, in investigator-initiated trials and on a named patient basis to patients who have exhausted other treatment options and for whom there is a strong scientific rationale to support the use of an unapproved product candidate. The investigator-initiated trials we supply to are located in the United States and Germany, and the independent investigators of such trials file INDs for the treatment of multiple or individual patients with KYV-101. We also supplied KYV-101 for use in single named patients in Germany, through a European distributor. In Germany, these single-patient efforts are termed “Individueller Heilversuch,” or single-patient treatment healing attempts, and occur outside of a controlled clinical trial setting and are not part of a codified German regulatory path. “Individueller Heilversuch” is a form of compassionate use treatment for an individual patient in Germany, where a procedure or treatment that has not received marketing authorization may be used for the expected benefit of a patient who has exhausted all available treatment options, under the discretion of the treating physician. The provision of KYV-101 on a named patient basis and in investigator-initiated trials are not a substitute for, or intended to replace, our clinical trials. The primary goal of these compassionate use treatments is not to assess the effectiveness, but rather to provide a treatment option to patients who have exhausted all other options. We evaluate whether to grant such access or similar access in other foreign countries to KYV-101 outside of our sponsored clinical trials on a case-by-case basis.

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
•
clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and
•
other factors outside of our control, such as the effects of global economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the Russian invasion of Ukraine, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conditions.

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

These and other risks associated with our collaboration with other pharmaceutical and biotechnology companies, including Intellia, may materially adversely affect our ability to attain or maintain profitable operations.

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

We rely on third party CMOs to manufacture and supply cell therapy products for our research and development purposes and for our clinical trials. Under our Master Services Agreement with Advanced Therapies Inc., dated March 2022, or the Advanced Therapies Agreement, Advanced Therapies provides us with cell manufacturing, release and testing services for our KYV-101 product candidate. Under our Development and Manufacturing Services Agreement, or the Elevate Agreement, with ElevateBio Base Camp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate. Pursuant to our License and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, or the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials. Although we believe we currently have sufficient clinical-grade vector in inventory to move forward with our anticipated clinical trials, there is no guarantee that sufficient clinical-grade vector will be available in the quantities we require in the future or on terms that are acceptable to us.

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

Moreover, if we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with Advanced Therapies or other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our product candidates are approved for sale, our inability to manufacture or contract for a sufficient supply of such potential future products on acceptable terms would have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our employees, consultants or advisors have in the past and may in the future be employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors and we may in the future be subject to claims that our former employees, consultants, or other third parties have an interest in our patents or other intellectual property as an inventor, co-inventor, or owner of trade secrets. Although it is our policy to require our employees and consultants who may be involved in the conception or development of intellectual property to execute agreements assigning that intellectual property to us, we may be unsuccessful in executing such an agreement with each party who conceives or develops intellectual property that we regard as our own or such party may breach the assignment agreement, or we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which significantly impacts European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect, or a Unitary Patent. Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.

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

*Our business may be impacted by actions of the new U.S. administration, including executive orders, policies, new legislation and judicial decisions.

The impact of the new U.S. administration is currently unknown. However, actions of the administration may cause us to change our business operations, with an unknown impact to our stakeholders, including patients, healthcare providers and employees. Failure to comply with new administration actions could expose us to litigation or other government actions. There can be no assurance that our compliance with new administration actions will provide sufficient mitigation.

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

Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. New consumer privacy laws entered into force in Connecticut, Colorado, Montana, Oregon, Texas, Virginia and Utah in 2023 and 2024. Additionally, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island, Tennessee and others have adopted privacy laws, which took or will take effect from January 1, 2025 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above-discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third-party contract developers and manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, and other materials for our product candidates. For example, under the Advanced Therapies Agreement, Advanced Therapies provides us certain with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate; under the Elevate Agreement we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing-services for our KYV-101 product candidate; and pursuant to the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

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

The manufacturing process for our product candidates is subject to the FDA, EMA and foreign regulatory authority review. We, and our suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs, and, in certain cases, current good tissue practice, or cGTP, requirements. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA, EMA and foreign regulatory authorities. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable foreign regulatory authorities, we may not be able to rely on their facilities for the manufacture of elements of our product candidates. Moreover, we do not conduct the manufacturing process ourselves and are dependent on our CMOs for manufacturing in compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our projected manufacturing capacity or supply of materials becomes limited, delayed, interrupted, or more costly than anticipated, we may be forced to enter into an agreement with another third party, which we may not be able to do timely or on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party.

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

Additionally, our CMOs may experience difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to participants in preclinical and clinical trials, or to provide product for treatment of participants if approved, would be jeopardized. For example, the new Trump administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the new Trump administration has initiated, and is considering imposing additional, tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the new Trump administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and increase the cost of materials purchased to manufacture our product candidates.

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

We depend on limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. For example, Advanced Therapies and Elevate are currently our only providers of customized cell manufacturing, release and testing services for our KYV-101 product candidate. We do not currently have long-term supply contracts with all of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. As of March 31, 2025, we had 4,953,253 shares of common stock available for future issuance under our 2024 Plan. Additionally, the number of shares of our common stock reserved for issuance under the 2024 Plan will automatically increase on January 1st of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Additionally, pursuant to our 2024 Inducement Equity Incentive Plan, or our Inducement Plan, our management is authorized to grant equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees provided that certain criteria are met. As of March 31, 2025, we had 645,741 shares of common stock available for future issuance under our Inducement Plan. Unless our board of directors or a committee thereof elects not to increase the number of shares available for future grant each year under the 2024 Plan or Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On March 27, 2025, we filed a shelf Registration Statement on Form S-3 (File No. 333-286180) that became effective on April 15, 2025, which allows us to undertake various equity and debt offerings up to $250.0 million. In addition, on March 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies, LLC, or the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million in shares of our common stock, or the ATM Facility. As of March 31, 2025, we had not yet sold any shares of common stock under the ATM Facility.

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

As of March 31, 2025, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 52.1% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
10.1#

Open Market Sale AgreementSM, dated as of March 27, 2025, by and between Kyverna Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-286180) filed with the SEC on March 27, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYVERNA THERAPEUTICS, INC.

Date: May 13, 2025	By:	/s/ Warner Biddle
Warner Biddle
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Ryan Jones
Ryan Jones
Chief Financial Officer (Principal Financial and Accounting Officer)