Form 10-Q
period 2025-06-30
Kyverna Therapeutics, Inc.
filed 2025-08-12
CIK 1994702

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 43,245,667 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Kyverna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$53,440	$96,621
Available-for-sale marketable securities	158,237	189,358
Prepaid expenses and other current assets	2,650	4,622
Total current assets	214,327	290,601
Restricted cash	551	552
Property and equipment, net	2,162	3,347
Operating lease right-of-use assets	5,049	6,468
Finance lease right-of-use assets	366	841
Other non-current assets	4,053	2,836
Total assets	$226,508	$304,645
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,917	$4,624
Accrued compensation	4,971	4,883
Accrued license expense – related party	6,250	6,250
Other accrued expenses and current liabilities	15,075	14,059
Operating lease liabilities, short-term portion	3,284	3,161
Finance lease liabilities, short-term portion	292	779
Total current liabilities	39,789	33,756
Operating lease liabilities, net of short-term portion	2,316	4,160
Finance lease liabilities, net of short-term portion	26	142
Total liabilities	42,131	38,058
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 490,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 43,244,930 and 43,214,918 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	534,633	530,002
Accumulated other comprehensive income (loss)	(20)	105
Accumulated deficit	(350,236)	(263,520)
Total stockholders’ equity	184,377	266,587
Total liabilities and stockholders’ equity	$226,508	$304,645

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$35,816	$27,321	$73,249	$49,797
General and administrative	8,594	6,114	18,569	12,996
Total operating expenses	44,410	33,435	91,818	62,793
Loss from operations	(44,410)	(33,435)	(91,818)	(62,793)
Interest income	2,364	4,694	5,189	7,429
Interest expense	(14)	(39)	(38)	(83)
Other expenses, net	(21)	(23)	(49)	(49)
Total other income, net	2,329	4,632	5,102	7,297
Net loss	(42,081)	(28,803)	(86,716)	(55,496)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net	(19)	(36)	(125)	(41)
Total other comprehensive loss	(19)	(36)	(125)	(41)
Net loss and other comprehensive loss	$(42,100)	$(28,839)	$(86,841)	$(55,537)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(0.67)	$(2.01)	$(1.66)
Weighted-average shares of common stock outstanding, basic and diluted	43,225,365	43,125,709	43,220,498	33,439,886

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2024	—	$—	43,214,918	$—	$530,002	$(263,520)	$105	$266,587
Common shares issued upon exercise of options	—	—	3,955	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	2,161	—	—	2,161
Net loss	—	—	—	—	—	(44,635)	—	(44,635)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(106)	(106)
Balance as of March 31, 2025	—	$—	43,218,873	$—	$532,166	$(308,155)	$(1)	$224,010

Stock-based compensation expense	—	—	—	—	2,518	—	—	2,518
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	26,057	—	(51)	—	—	(51)
Net loss	—	—	—	—	—	(42,081)	—	(42,081)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(19)	(19)
Balance as of June 30, 2025	—	$—	43,244,930	$—	$534,633	$(350,236)	$(20)	$184,377

Balance as of December 31, 2023	114,556,997	$180,574	1,250,103	$—	$4,642	$(136,043)	$4	$(131,397)
Issuance of common stock upon initial public offering, net of underwriting commissions and issuance costs of $30,686	—	—	16,675,000	—	336,164	—	—	336,164
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(114,556,997)	(180,574)	25,171,265	—	180,574	—	—	180,574
Common shares issued upon exercise of options	—	—	18,876	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	2,278	—	—	2,278
Vesting of early exercised options and restricted stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(26,693)	—	(26,693)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	—	$—	43,115,244	$—	$523,728	$(162,736)	$(1)	$360,991

Common shares issued upon exercise of options	—	—	31,608	—	73	—	—	73
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Net loss	—	—	—	—	—	(28,803)	—	(28,803)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(36)	(36)
Balance as of June 30, 2024	—	$—	43,146,852	$—	$525,085	$(191,539)	$(37)	$333,509

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(86,716)	$(55,496)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	4,679	3,562
Accretion of discounts on available-for-sale marketable securities	(3,953)	(2,535)
Depreciation and amortization expense	1,016	1,012
Impairment of capitalized software	648	—
Non-cash lease expense	1,419	1,187
Changes in assets and liabilities:
Prepaid expense and other current assets	1,972	535
Other non-current assets	(505)	(332)
Accounts payable	5,193	967
Accrued compensation	88	(90)
Other accrued expenses and current liabilities	1,016	2,621
Operating lease liability	(1,721)	(1,131)
Net cash used in operating activities	(76,864)	(49,700)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(175,851)	(225,229)
Proceeds from maturities of available-for-sale marketable securities	210,800	36,000
Internal-use software development costs	(200)	—
Purchases of property and equipment	(4)	(1,571)
Net cash provided by (used in) investing activities	34,745	(190,800)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting commissions	—	341,171
Proceeds from exercise of common stock options	3	137
Principal paid on finance lease liabilities	(603)	(467)
Payments for offering costs	(412)	(3,361)
Taxes paid related to net share settlement upon vesting of restricted stock units	(51)	—
Net cash (used in) provided by financing activities	(1,063)	337,480
Net (decrease) increase in cash and cash equivalents and restricted cash	(43,182)	96,980
Cash, cash equivalents and restricted cash, at beginning of period	97,173	35,212
Cash, cash equivalents and restricted cash, at end of period	$53,991	$132,192

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	53,440	131,618
Restricted cash	551	574
Cash, cash equivalents and restricted cash at end of period	$53,991	$132,192
Supplemental disclosure for non-cash investing and financing activities
Conversion of 114,556,997 shares of redeemable convertible preferred stock to common stock upon the closing of initial public offering	$—	$180,574
Internal-use software development costs in accounts payable	$100	$—
Purchases of property and equipment in accounts payable	$—	$6
Vesting of restricted stock	$—	$6
Right-of-use asset obtained in exchange for operating and finance lease liability	$—	$2,518
Supplemental disclosure of cash flow information
Cash paid for interest	$37	$82

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Description of Business, Organization and Liquidity

Kyverna Therapeutics, Inc. (“Kyverna” or “the Company”) is a clinical-stage biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. The lead product candidate, KYV-101, is advancing through late-stage clinical development across two broad areas of autoimmune disease: neuroimmunology and rheumatology. The Company was incorporated on June 14, 2018, was initially named BAIT Therapeutics, Inc., changed its name to Kyverna Therapeutics, Inc. on October 1, 2019, and is headquartered in Emeryville, California.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had an accumulated deficit of $350.2 million. The Company had net losses of $86.7 million and $55.5 million for the six months ended June 30, 2025 and 2024, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sale of shares of its common stock in the Company’s initial public offering (the “IPO”). The Company may also seek to raise capital through debt financings, license agreements, collaborative agreements or other sources of financing. As of June 30, 2025, the Company had cash and cash equivalents and available-for-sale marketable securities of $211.7 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities, including preclinical studies and clinical trials. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of June 30, 2025, was as follows (in thousands):

	Fair Value Measurements
As of June 30, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$28,274	$28,274	$—	$—
Corporate debt obligations	14,194	—	14,194	—
U.S. Treasury bills	9,598	—	9,598	—
Available-for-sale marketable securities
U.S. Treasury bills	158,236	—	158,236	—
Total fair value of assets	$210,302	$28,274	$182,028	$—

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

4. Available-for-Sale Marketable Securities

As of June 30, 2025, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and corporate debt obligations with contractual maturities on various dates within the next 12 months.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of June 30, 2025 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2025:	Cost	Gains	Losses	Fair Value
Money market funds ($28,274 included in cash and cash equivalents)	$28,274	$—	$—	$28,274
U.S. Treasury bills ($9,598 included in cash and cash equivalents)	167,852	4	(22)	167,834
Corporate debt obligations ($14,194 included in cash and cash equivalents)	14,195	—	(1)	14,194
Total available-for-sale marketable securities	$210,321	$4	$(23)	$210,302

As of June 30, 2025, $52.1 million was included in cash equivalents and $158.2 million was included in available-for-sale marketable securities on the condensed balance sheets.

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

As of June 30, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During each of the three and six months ended June 30, 2025 and 2024, the Company did not recognize any impairment losses on its investments.

As of each of June 30, 2025 and December 31, 2024, accrued interest receivable was zero. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. During each of the three and six months ended June 30, 2025 and 2024, the Company did not write off any accrued interest receivables.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$4,128	$4,130
Furniture and fixtures	1,132	936
Leasehold improvements	936	821
Computer equipment and software	178	1,132
Property and equipment, gross	6,374	7,019
Less accumulated depreciation	(4,212)	(3,672)
Property and equipment, net	$2,162	$3,347

Depreciation and amortization expense related to property and equipment was $0.3 million for each of the three months ended June 30, 2025 and 2024 and $0.5 million for each of the six months ended June 30, 2025 and 2024. The Company recognized zero and $0.6 million in impairment charges related to capitalized software during the three and six months ended June 30, 2025, respectively. The Company did not recognize such impairment charges during the three and six months ended June 30, 2024.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development expenses - Contract Research Organizations	$9,534	$5,669
Accrued research and development expenses - Contract Manufacturing Organizations	4,309	5,487
Other accrued expenses	1,232	2,903
Total other accrued expenses and current liabilities	$15,075	$14,059

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

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. The Company did not recognize any minimum annual royalty payments for either of the three months ended June 30, 2025 or 2024. The Company recognized $0.2 million as research and development expense related to minimum annual royalty payments for each of the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the Company recorded zero and $0.6 million, respectively, related to benchmark royalties for regulatory approvals and patients’ dosing in clinical trials as accounts payable on the condensed balance sheets. No other benchmark royalties were probable or payable as of June 30, 2025 and December 31, 2024.

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

No milestone payments were probable or payable as of June 30, 2025 and December 31, 2024.

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

As of each of June 30, 2025 and December 31, 2024, the Company had the total sublicensing fee of $6.3 million as current accrued license expense - related party. There are no future milestones payable to offset the sublicensing fee due to the termination of the Gilead Agreement.

The annual maintenance fee, patent prosecution costs and minimal annual royalties are expensed as incurred and were minimal for each of the three and six months ended June 30, 2025 and 2024.

7. Commitments and Contingent Liabilities

Leases

As of June 30, 2025, the Company leases office and laboratory space in Emeryville, California under operating leases which have terms through February 2027, and certain of these leases include options to extend for an additional 36 months. In addition to the base rent, which includes escalating payments over the lease term, the Company pays variable costs related to operating expenses and taxes, which are recognized as incurred. The Company also has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases.

Components of the lease expense for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating lease cost	$850	$854	$1,700	$1,543
Finance lease cost:
Amortization of right-of-use assets	237	237	475	475
Interest on lease liabilities	13	38	32	82
Variable lease cost	285	262	657	553
Total lease expense	$1,385	$1,391	$2,864	$2,653

Total undiscounted lease obligations under the Company’s operating and finance leases were $6.0 million and $0.3 million, respectively, as of June 30, 2025.

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite, pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events, and royalties on sales of products developed under these agreements (See Note 6).

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with clinical research organizations (“CROs”) for clinical trials, with clinical manufacturing organizations (“CMOs”) for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company did not expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of June 30, 2025 and December 31, 2024.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

On December 9, 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Company, certain of its current and former officers and directors, and the underwriters of the IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025 (the “Amended Complaint”). The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with the IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss the Amended Complaint.

In addition, on May 14, 2025, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California against certain of the Company's current and former officers and directors which was captioned Perez v. Seidenberg, et al., Case No. 3:25-cv-04163- PCP (the “Perez Action”). On May 22, 2025, another stockholder derivative complaint was filed alleging the same claims against the same individual defendants captioned McDaniel v. Seidenberg, et al., Case No. 3:25-cv-04393-PCP (the “McDaniel Action”, and together with the Perez Action, the “Derivative Actions”). The complaints filed in the Derivative Actions allege claims related to the allegations raised in the Amended Complaint. On June 2, 2025, the court entered a stipulation and order to stay the Perez Action pending the disposition of a motion to dismiss the Amended Complaint in the related securities class action. On June 25, 2025, the court entered a stipulation and order to consolidate the Derivative Actions as In re Kyverna Therapeutics Derivative Litigation, Case No. 5:25-cv-04163-PCP. Finally, on July 22, 2025, the court entered a stipulation and order staying the consolidated derivative action pending the disposition of the motion to dismiss the Amended Complaint in the related securities class action.

The Company believes it has good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that it will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in the accompanying condensed financial statements as of and for the three and six months ended June 30, 2025. The Company did not have any accruals for the matters described above on its condensed balance sheets as of June 30, 2025 and December 31, 2024.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible.

8. Stockholders' Equity

Common Stock

As of June 30, 2025 and December 31, 2024, common stock reserved for future issuance was as follows:

	June 30,	December 31,
	2025	2024
Outstanding stock option awards	9,938,939	7,595,922
Unvested restricted stock units awards	1,248,529	549,001
Shares available for future grants under the 2024 Equity Incentive Plan and 2024 Inducement Equity Incentive Plan	3,000,428	3,562,709
Shares available for future grants under the Employee Stock Purchase Plan	844,000	422,000
Total shares reserved for future issuance	15,031,896	12,129,632

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

Shelf Registration Statement

On March 27, 2025, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of its common stock, shares of its preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Registration Statement was declared effective by the SEC on April 15, 2025. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering. The Registration Statement included a sales agreement prospectus (the “ATM Prospectus”), covering the offer and sale from time to time through or to Jefferies, LLC (“Jefferies”), as sales agent, of up to $50.0 million in aggregate offering price of shares of the Company’s common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025. As of June 30, 2025, $50.0 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the Registration Statement.

Initial Public Offering

On February 7, 2024, the Company’s Registration Statement on Form S-1 for its IPO was declared effective, and on February 12, 2024, the Company closed the IPO and issued 16,675,000 shares of common stock at a price to the public of $22.00 per share, including 2,175,000 shares issued upon the exercise of underwriters’ option to purchase additional shares of common stock. The Company received gross proceeds of $366.9 million. Net proceeds were $336.2 million, after deducting underwriting commissions and other offering costs totaling $30.7 million. On February 8, 2024, the Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “KYTX”. Immediately prior to the IPO closing, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock on a 1-for-4.5511 basis.

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

As of June 30, 2025, 3,571,058 incentive stock options, nonstatutory stock options and restricted stock units had been granted under the 2024 Plan. As of June 30, 2025, 2,804,687 shares of the Company’s common stock were reserved for future issuance under the 2024 Plan.

In January 2024, the Company’s board of directors and stockholders adopted the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on February 6, 2024. As of June 30, 2025, 844,000 shares of common stock were reserved for future issuance under the ESPP.

In September 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (the “Inducement Plan”). As of June 30, 2025, 3,804,259 shares were granted and 195,741 shares were available for future grant under the Inducement Plan.

Stock Options

Stock options issued under the 2019 Plan, 2024 Plan and the Inducement Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements and the Company’s severance policies.

A summary of option activity under the 2019 Plan, 2024 Plan and the Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	7,595,922	$5.83	7.58	$760
Options granted	3,667,200	$2.52
Options exercised	(3,955)	$0.73
Options forfeited	(1,124,945)	$4.89
Options expired	(195,283)	$4.46
Outstanding at June 30, 2025	9,938,939	$4.74	8.51	$2,161
Exercisable at June 30, 2025*	1,876,685	$4.83	4.76	$59
Vested and expected to vest at June 30, 2025	9,938,939	$4.74	8.51	$2,161

* Includes 70,066 shares of unvested stock options for which the holders have the right to early exercise such options as of June 30, 2025.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the three and six months ended June 30, 2025 was $1.89 and $1.99, respectively. The weighted-average grant date fair value of options granted for the three and six months ended June 30, 2024 was $6.22 and $14.89, respectively. The total fair value of options that vested during the three and six months ended June 30, 2025 was $1.7 million and $4.6 million, respectively. The total fair value of options that vested during the three and six months ended June 30, 2024 was $0.5 million and $1.0 million, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2025 was zero and less than $0.1 million, respectively, and is calculated as the difference between the exercise price and the fair value of common stock as of the exercise date. The intrinsic value of options exercised during the three and six months ended June 30, 2024 was $0.3 million and $3.5 million, respectively. As of June 30, 2025, total unrecognized stock-based compensation expense was $30.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Units

During the three and six months ended June 30, 2025, the Company granted Restricted Stock Units (“RSUs”) for 731,929 and 843,929 shares, respectively, with a weighted-average grant date fair value per share of $2.29 and $2.34, respectively. RSU shares vest over a four-year period. The fair value of the RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of RSUs granted during the three and six months ended June 30,

2025 was $1.7 million and $2.0 million, respectively. During the three and six months ended June 30, 2024, the Company granted RSUs for 5,000 shares with a weighted-average grant date fair value per share of $8.03 and a total estimated fair value of less than $0.1 million. As of June 30, 2025, total unrecognized compensation expense for RSUs was $3.9 million, which is expected to be recognized over a weighted-average period of 3.2 years.

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	549,001	$7.19
Granted – RSUs	843,929	2.34
Vested – RSUs	(40,792)	8.04
Forfeited – RSUs	(103,609)	5.11
Unvested at June 30, 2025	1,248,529	$4.06

During the year ended December 31, 2024, the Company granted performance RSUs for 100,000 shares with a weighted-average grant date fair value per share of $8.05. There was no activity for performance RSUs during the three and six months ended June 30, 2025. Performance RSU shares vest in full upon the Company receiving certain regulatory approvals within 36 months from the grant date. The fair value of the performance RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of performance RSUs granted was $0.8 million. As of June 30, 2025, total unrecognized compensation expense for performance RSUs was $0.8 million. Compensation expense of $0.8 million for performance RSUs is expected to be recognized when it is probable that the performance criteria will be achieved over the remaining vesting term. As of June 30, 2025, the performance criteria was not probable and no expense was recognized.

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

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	95.1% - 97.6%	92.9% - 93.2%	95.1% - 97.6%	92.9% - 93.5%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.50-6.08	5.93-6.01	5.35-6.08	5.93-6.08
Risk-free interest rate	3.9%-4.2%	4.3%	3.9%-4.5%	4.1%-4.3%

The following table presents the classification of stock-based compensation expense related to stock options granted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$898	$695	$1,704	$1,277
General and administrative	1,620	589	2,975	2,285
Total stock-based compensation expense	$2,518	$1,284	$4,679	$3,562

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

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(42,081)	$(28,803)	$(86,716)	$(55,496)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	43,225,365	43,125,709	43,220,498	33,439,886
Net loss per share attributable to common stockholders, basic and diluted:	$(0.97)	$(0.67)	$(2.01)	$(1.66)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of June 30,
	2025	2024
Options issued and outstanding	9,938,939	4,169,964
Restricted stock units	1,248,529	5,000
	11,187,468	4,174,964

11. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, including, but not limited to, modifications of capitalization of research and development expenses and accelerated fixed asset depreciation. In accordance with ASC 740, "Income Taxes," the effects of changes in tax rates and laws on deferred tax balances will be recognized in the period in which the tax legislation is enacted. The Company is currently assessing the impact of the OBBBA on the Company’s condensed financial statements.

12. Related Party Transactions

On January 12, 2024, the Company and the Former CEO entered into a note forgiveness letter, pursuant to which the promissory note and all accrued interest thereon in an aggregate amount of $1.1 million were forgiven. The promissory note was issued by the Former CEO in December 2022 in connection with early exercised options (see Note 8).

The Company recognized $0.4 million related to severance payments to the Former CEO in the other accrued expenses and current liabilities on the condensed balance sheet as of each of June 30, 2025 and December 31, 2024.

13. Segment Reporting

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

The following table sets forth the Company’s summary of segment loss, including significant segment expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses:
KYV-101 program	$22,541	$13,326	$44,661	$24,323
Other programs	986	512	1,498	3,140
Other research and development expenses(a)	12,289	13,483	27,090	22,334
General and administrative expenses(b)	8,594	6,114	18,569	12,996
Interest (income)	(2,364)	(4,694)	(5,189)	(7,429)
Interest expense and other expenses, net	35	62	87	132
Segment Loss and Net loss	$42,081	$28,803	$86,716	$55,496

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. Our goal is to liberate patients from autoimmune diseases through the curative potential of cell therapy. Our approach is supported by our breadth of experience treating patients with our lead product candidate, KYV-101, across more than 15 autoimmune disease indications. This has been documented through the scientific publication of multiple autoimmune case studies, our proprietary dataset of patients treated through named patient forms of compassionate use, our experience in ongoing investigator-initiated trials at leading academic institutions, as well as early clinical data from our ongoing company-sponsored trials illustrating the potential of these therapies to deeply deplete B cells with the aim of achieving durable treatment-free remission. This validation provides us with a clear path to continue advancing KYV-101 through late-stage clinical development and commercialization across two broad areas of autoimmune disease: neuroimmunology and rheumatology.

Our lead program, KYV-101, is a fully human, autologous CD19 CAR T-cell product candidate with CD28 co-stimulation, designed for potency and tolerability. KYV-101 is made from an underlying chimeric antigen receptor, or CAR, licensed from the National Institutes of Health, or the NIH. We believe that this uniquely designed CAR in KYV-101 has the potential to deliver a differentiated therapeutic profile in autoimmune disease. In addition to a fully human scFv domain, the CAR in KYV-101 was also designed with a human CD8α hinge and transmembrane domain, a human CD28 costimulatory domain, and a human CD3ζ activation domain. This same underlying CAR in KYV-101 has completed a 20-patient Phase 1 trial in oncology conducted by the NIH, and the results from this Phase 1 trial published in Nature Medicine reported similar rates of durable antitumor responses while delivering improved tolerability in the clinic among adult oncology patients, as compared to the CAR used to create Yescarta®. We believe that these differentiated properties of the CAR in KYV-101 are critical for the potential success of CAR T cells as autoimmune disease therapies.

Our focused clinical development pipeline includes registrational trials for stiff person syndrome, or SPS, and generalized myasthenia gravis, or MG, and two ongoing multi-center Phase 1/2 trials for patients with lupus nephritis, or LN. We are also harnessing investigator-initiated trials, or IITs, and other Kyverna-sponsored clinical trials, or KYSA trials, including in multiple sclerosis, or MS, and rheumatoid arthritis, or RA, to inform the next priority indications to advance into late-stage development. Additionally, our pipeline includes next-generation CAR T-cell therapies in both autologous and allogeneic formats, including efficiently expanding into broader autoimmune indications and the potential to increase patient reach with KYV-102 using our proprietary whole blood rapid manufacturing process. We believe our cell therapy approach to autoimmune disease may present a significant advantage over current standard-of-care therapies by aiming for deep B cell depletion, an immune reset and durable drug-free, disease-free remission in autoimmune diseases.

We have aligned with the U.S. Food and Drug Administration, or the FDA, on a registrational Phase 2 trial design in SPS, KYSA-8. We completed patient enrollment for this KYSA-8 pivotal Phase 2 trial in SPS during the second quarter of 2025. We expect to report Phase 2 data from this study in the first half of 2026. We also continue to progress our chemistry, manufacturing and controls, or CMC, readiness efforts in a capital-efficient manner in support of our first anticipated biologics license application, or BLA, filing for SPS with the FDA in the first half of 2026.

Patient enrollment in our Phase 2 trial in MG, KYSA-6, has been completed and we plan to report interim data in the fourth quarter of 2025. Following a successful end-of-Phase 2 meeting with the FDA, we are expanding our existing KYSA-6 trial to include a Phase 3 portion, for which we expect to initiate enrollment by the end of 2025. The Phase 3 portion of the trial is expected to include approximately 60 patients. We previously received Regenerative Medicine Advanced Therapy, or RMAT, designations and Orphan Drug Designations from the FDA for both SPS and MG as well as Orphan Drug Designation from the European Medicines Association in MG.

For our KYSA-1 and KYSA-3 Phase 1 trials for LN, patient enrollment has concluded and we expect to share data from these trials in a peer-reviewed publication in 2026 as we continue to prioritize accelerating our late-stage neuroimmunology indications. Further, we expect to file an investigational new drug application for KYV-102 in the fourth quarter of 2025.

Since our inception in June 2018, we have devoted substantially all of our resources to performing research and development, enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and product candidates, conducting clinical and regulatory activities, performing business planning, developing and establishing our intellectual property portfolio, raising capital and providing general and administrative support for these activities. We do not have any products approved for sale and have not generated any revenue from product sales.

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes, revenue from our collaboration agreement with Gilead Sciences, Inc., which terminated effective as of January 22, 2024, and from the sale of shares of our common stock in our initial public offering, or the IPO, in February 2024. We may also seek to raise capital through debt financings, license agreements, collaborative agreements or other sources of financing. Our net losses were $42.1 million and $86.7 million for the three and six months ended June 30, 2025, respectively, compared with $28.8 million and $55.5 million net losses for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $350.2 million. Management has estimated that our cash and cash equivalents and available-for-sale marketable securities of $211.7 million as of June 30, 2025 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances or licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

In particular, we anticipate that our current cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our operations into 2027. We expect that our cash, cash equivalents and available-for-sale marketable securities will allow us to support our first BLA filing for SPS, our registrational Phase 2/3 trial for MG and our pre-launch activities. The amounts and timing of our actual expenditures will depend on numerous factors, including the progress of our research and development, the timing of patient enrollment in clinical trials and evolving regulatory requirements, the time and cost necessary to conduct our ongoing and planned preclinical studies and clinical trials, the results of our preclinical studies and clinical trials and other factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

•
operate as a public company.

We do not currently own or operate any manufacturing facilities. We rely on contract manufacturing organizations, or CMOs, to produce our drug candidates in accordance with the FDA’s current Good Manufacturing Practices regulations for use in our clinical studies. In March 2025 the FDA confirmed our planned CMC package to support commercial manufacturing of KYV-101 for SPS and MG as well as future indications, with extensive CMC experience in autoimmune disease from KYSA studies, IITs and compassionate-use cases supporting process characterization. We have supplied clinical product from two clinical manufacturing sites for which the FDA accepted comparability data between manufacturing sites in April 2025. Under our Development and Manufacturing Services Agreement, dated July 2023, or the Elevate Agreement, with ElevateBio Base Camp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate. In March 2022, we entered into a master services agreement with Minaris Advanced Therapies, Inc., or MAT. MAT’s facility in Philadelphia, Pennsylvania, provides us with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate. Pursuant to our License and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and personnel-related expenses, including: salaries, employee benefit costs and stock-based compensation expense; professional fees for legal, consulting, accounting and tax services; allocated overheads, including rent, facilities and information technology costs; and other general operating expenses not otherwise classified as research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$35,816	$27,321	$8,495	31%
General and administrative	8,594	6,114	2,480	41%
Total operating expenses	44,410	33,435	10,975	33%
Loss from operations	(44,410)	(33,435)	(10,975)	33%
Interest income	2,364	4,694	(2,330)	(50)%
Interest expense	(14)	(39)	25	(64)%
Other expense, net	(21)	(23)	2	(9)%
Total other income, net	2,329	4,632	(2,303)	(50)%
Net loss	$(42,081)	$(28,803)	$(13,278)	46%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
KYV-101	$22,541	$13,326	$9,215	69%
Other programs	986	512	474	93%
Personnel related expenses	8,272	7,713	559	7%
Other research and development expenses	4,017	5,770	(1,753)	(30)%
Total research and development expenses	$35,816	$27,321	$8,495	31%

Research and development expenses increased by $8.5 million, or 31% to $35.8 million for the three months ended June 30, 2025 from $27.3 million for the three months ended June 30, 2024.

External research and development expenses related to our KYV-101 program increased by $9.2 million, or 69%, for the three months ended June 30, 2025, compared to the same period a year ago, as we continued advancing our lead product candidate, KYV-101, through clinical development. The increase is mainly driven by a $8.9 million increase in CMO costs primarily due to the strategic investment in CMC for SPS and MG, as well as a $2.0 million increase in CRO costs primarily due to accelerated enrollment in our KYSA trials. The increase in KYV-101 CMO and CRO costs was partially offset by a $1.3 million reduction in professional services costs and a $0.4 million reduction in other external research and development costs.

Other program expenses include research and development expenses for our KYV-201 and KYV-102 programs. Other program costs increased by $0.5 million, or 93%, for the three months ended June 30, 2025, compared to the same period a year ago. CRO costs increased by $0.3 million, while professional services decreased by $0.3 million for the three months ended June 30, 2025 compared with the same period a year ago. Costs related to the Ingenui-T rapid whole blood manufacturing process, which were classified as KYV-101 program costs in 2024 and are classified as other program costs in 2025, decreased from $0.8 million for the three months ended June 30, 2024 to $0.7 million for the three months ended June 30, 2025.

Personnel-related expenses increased by $0.6 million, or 7%, for the three months ended June 30, 2025, compared to the same period a year ago, primarily due to the growth in the number of employees in our research and development organization as well as higher stock-based compensation expense.

Other research and development expenses primarily consist of unallocated research and development costs, professional services, facilities, depreciation and overhead costs. The decrease of $1.8 million, or 30%, for the three months ended June 30, 2025, compared to the same period a year ago, primarily relates to a $1.4 million decrease in professional services, as well as a $0.7 million reduction in scientific conference costs and a $0.5 million increase in rent expense.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million, or 41%, for the three months ended June 30, 2025, compared to the same period a year ago. The increase was primarily attributable to a $3.1 million increase in personnel-related costs, including stock-based compensation expense, partially offset by a $0.6 million decrease in facilities and overhead costs.

Interest Income

Interest income decreased by $2.3 million, from $4.7 million for the three months ended June 30, 2024 to $2.4 million for the three months ended June 30, 2025 primarily due to lower cash, cash equivalents and short-term investment balances in 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$73,249	$49,797	$23,452	47%
General and administrative	18,569	12,996	5,573	43%
Total operating expenses	91,818	62,793	29,025	46%
Loss from operations	(91,818)	(62,793)	(29,025)	46%
Interest income	5,189	7,429	(2,240)	(30)%
Interest expense	(38)	(83)	45	(54)%
Other expense, net	(49)	(49)	—	—%
Total other income, net	5,102	7,297	(2,195)	(30)%
Net loss	$(86,716)	$(55,496)	$(31,220)	56%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
KYV-101	$44,661	$24,323	$20,338	84%
Other programs	1,498	3,140	(1,642)	(52)%
Personnel related expenses	16,791	14,270	2,521	18%
Other research and development expenses	10,299	8,064	2,235	28%
Total research and development expenses	$73,249	$49,797	$23,452	47%

Research and development expenses increased by $23.5 million, or 47%, to $73.2 million for the six months ended June 30, 2025, from $49.8 million for the six months ended June 30, 2024.

External research and development expenses related to our KYV-101 program increased by $20.3 million or 84% for the six months ended June 30, 2025, compared to the same period a year ago as we continued advancing our lead product candidate, KYV-101, through clinical development. The increase is mainly driven by a $16.6 million increase in strategic investment in CMO costs for SPS and MG, as well as a $6.4 million increase in CRO costs primarily due to accelerated enrollment in our KYSA trials. The increase in KYV-101 CMO and CRO costs was partially offset by a $2.0 million reduction in professional services costs.

Other program expenses include research and development expenses for our KYV-201 and KYV-102 programs. Other program costs decreased by $1.6 million, or 52%, for the six months ended June 30, 2025, compared to the same period a year ago due to a $1.4 million decrease in CMO costs. Costs related to the Ingenui-T rapid whole blood manufacturing process, which were classified as KYV-101 program costs in 2024 and are classified as other program costs in 2025, decreased to $1.8 million for the six months ended June 30, 2025 from $2.3 million for the same period a year ago. Other program expenses for the six months ended June 30, 2025 also included a $0.6 million credit received from a manufacturing vendor for our KYV-201 program.

Personnel-related expenses increased by $2.5 million, or 18%, to $16.8 million for the six months ended June 30, 2025 from $14.3 million for the same period a year ago primarily due to the growth in the number of employees in our research and development organization.

Other research and development expenses primarily consist of unallocated research and development costs, professional services, facilities, depreciation and overhead costs. The increase of $2.2 million, or 28%, for the six months ended June 30, 2025, compared to the same period a year ago, is mainly due to higher facilities and overhead costs, a $1.2 million increase in professional services and a $0.6 million impairment charge related to a capitalized software.

General and Administrative Expenses

General and administrative expenses increased by $5.6 million, or 43%, for the six months ended June 30, 2025, compared to the same period a year ago. The increase primarily relates to a $5.5 million increase in personnel-related costs, including stock-based compensation expense, and a $1.5 million increase in professional services, partially offset by a $1.4 million decrease in facilities and overhead costs. The six months ended June 30, 2024 included a $1.1 million incremental stock-based compensation expense in connection with the former CEO note forgiveness.

Interest Income

Interest income decreased by $2.2 million for the six months ended June 30, 2025, compared to the same period a year ago, primarily due to lower cash, cash equivalents and short-term investment balances in 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through June 30, 2025, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock, issuances of convertible notes, an upfront payment under the Gilead Agreement and net proceeds from the IPO. As of June 30, 2025, we had $211.7 million in cash, cash equivalents and available-for-sale marketable securities.

On March 27, 2025, we filed a shelf registration statement on Form S-3, or the Registration Statement, covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Registration Statement was declared effective by the SEC on April 15, 2025. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering. The Registration Statement included a sales agreement prospectus, or the ATM Prospectus, covering the offer and sale from time to time through or to Jefferies, LLC, or Jefferies, as sales agent, of up to $50.0 million in aggregate offering price of shares of our common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025. As of June 30, 2025, $50.0 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the Registration Statement.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2025, we had an accumulated deficit of $350.2 million. Based on the current cash forecast, management has determined that our cash, cash equivalents and available-for-sale marketable securities of $211.7 million as of June 30, 2025 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. This forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(76,864)	$(49,700)
Net cash provided by (used in) investing activities	34,745	(190,800)
Net cash provided by (used in) financing activities	(1,063)	337,480
Net increase in cash and cash equivalents	$(43,182)	$96,980

Operating Activities

Net cash used in operating activities was $76.9 million and $49.7 million for the six months ended June 30, 2025 and 2024, respectively.

Cash used in operating activities for the six months ended June 30, 2025, was primarily due to our net loss of $86.7 million, decreased by non-cash charges of $3.8 million and by $6.0 million for changes in our net operating assets and liabilities. The non-cash charges primarily consisted of a $4.7 million stock-based compensation expense, a $1.4 million non-cash lease expense, a $1.0 million depreciation and amortization expense and a $0.6 million impairment charge of a capitalized software, partially offset by $4.0 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $5.2 million, a decrease in prepaid expense and other current assets of $2.0 million, an increase in other accrued expenses and current liabilities of $1.0 million, and an increase in accrued compensation of $0.1 million, partially offset by a decrease in operating lease liability of $1.7 million and an increase in other non-current assets of $0.5 million.

Cash used in operating activities for the six months ended June 30, 2024, was primarily due to our net loss of $55.5 million, decreased by non-cash charges of $3.2 million and increased by a net reduction of $2.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of a $3.6 million stock-based compensation expense, a $1.2 million non-cash lease expense and a $1.0 million depreciation and amortization expense, partially offset by $2.5 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease in operating lease liability of $1.1 million, a decrease in other non-current assets of $0.3 million and a decrease in accrued compensation of $0.1 million, offset by an increase in other accrued expenses and current liabilities of $2.6 million, an increase in accounts payable by $1.0 million and an increase in prepaid expense and other current assets of $0.5 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025, was $34.7 million, which consisted of $210.8 million in proceeds from maturities of available-for-sale marketable securities, offset by $175.9 million of purchases of available-for-sale marketable securities and $0.2 million of capitalized internal-use-software costs.

Net cash used in investing activities for the six months ended June 30, 2024, was $190.8 million, which consisted of $225.2 million of purchases of available-for-sale marketable securities and $1.6 million of purchases of property and equipment, offset by $36.0 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025, was $1.1 million, which consisted of $0.6 million related to finance lease obligations, $0.4 million related to deferred offering costs paid in connection with the filing of the Registration Statement and less than $0.1 million related to shares withheld for tax obligations payments in connection with RSUs vested during the six months ended June 30, 2025.

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

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of June 30, 2025. As of June 30, 2025, and December 31, 2024, we recognized a sublicensing fee of $6.3 million in our condensed balance sheets related to the fee due under our Kite Agreement as discussed in Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2025, we leased approximately 68,000 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027. We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of June 30, 2025, our non-cancellable lease obligations were $6.0 million and $0.3 million under operating and finance leases, respectively, of which $3.8 million and $0.3 million related to operating and finance leases, respectively, are due within the next 12 months.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. There have been no material changes to our significant accounting policies or critical accounting estimates during the six months ended June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2025, because of the material weaknesses in our internal control over financial reporting described below, which we continued remediating as of June 30, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2024, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas. These material weaknesses continue to exist as of June 30, 2025.

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

Notwithstanding the material weakness, we believe that the financial statements contained in this Quarterly Report on Form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered by this Quarterly Report on Form 10-Q in all material respects.

Remediation Plans

During the year ended December 31, 2024, and as of June 30, 2025, our management, with the oversight of the Audit Committee of our board of directors, took substantial measures toward remediating the control deficiencies contributing to the material weaknesses described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These remediation efforts have continued during the quarter ended June 30, 2025 and as of the quarter ended June 30, 2025, we have completed the design and implementation of substantially all controls necessary to remediate the material weaknesses previously identified.

•
We have hired additional accounting and IT personnel, including but not limited to the hiring of a Vice President of Accounting/Corporate Controller, a Head of Information Technology, and an Assistant Controller;
•
We have completed our annual risk assessment and continued to focus on the principles of the Committee of Sponsoring Organizations of the Treadway Commissions, or COSO, framework related to risk assessment;
•
We have designed and implemented entity level controls across each of the COSO components necessary for effective internal control;
•
We have designed and implemented general controls over information systems across our relevant financial systems;
•
We have designed and implemented the necessary management review controls across all financial statement areas;
•
We continued to perform manual procedures to validate the completeness and accuracy of certain reports generated from various financial systems that are relevant to the preparation of the financial statements.

However, we have determined that the controls implemented have not operated for a sufficient period of time to fully conclude that the material weaknesses have been remediated as of June 30, 2025. Our management is committed to continuing to make efforts to address each of the identified material weaknesses and believes the measures described above and upon completion of further operation and testing of the required controls will remediate the remaining material weaknesses and strengthen our internal control over financial reporting. This remediation process may require additional resources and will require time to implement. Refer to the "Limitation on the Effectiveness of Controls" section below. We will continue to monitor the effectiveness of these remediation measures.

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Plans”, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. In addition, the design of disclosure controls and procedures reflect the fact that there are resource constraints and the benefits of controls and procedures will be considered relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. In December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss the Amended Complaint.

In addition, on May 14, 2025, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors which was captioned Perez v. Seidenberg, et al., Case No. 3:25-cv-04163-PCP, or the Perez Action. On May 22, 2025, another stockholder derivative complaint was filed alleging the same claims against the same individual defendants captioned McDaniel v. Seidenberg, et al., Case No. 3:25-cv-04393-PCP, or the McDaniel Action, and together with the Perez Action, the Derivative Actions. The complaints filed in the Derivative Actions allege claims related to the allegations raised in the Amended Complaint. On June 2, 2025, the court entered a stipulation and order to stay the Perez Action pending the disposition of a motion to dismiss the Amended Complaint in the related securities class action. On June 25, 2025, the court entered a stipulation and order to consolidate the Derivative Actions as In re Kyverna Therapeutics Derivative Litigation, Case No. 5:25-cv-04163-PCP. Finally, on July 22, 2025, the court entered a stipulation and order staying the consolidated derivative action pending the disposition of the motion to dismiss the Amended Complaint in the related securities class action.

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements as of and for the quarter ended June 30, 2025. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

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

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including KYV-101. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success, and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through June 30, 2025. For the six months ended June 30, 2025 and 2024, we reported a net loss of $86.7 million and $55.5 million, respectively. As of June 30, 2025, we had an accumulated deficit of $350.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates, and seek regulatory approvals for our product candidates.

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

As discussed in Part II, Item 9A of our Annual report on Form 10-K for the year ended December 31, 2024, we previously identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

During the year ended December 31, 2024, and as of June 30, 2025, our management, with the oversight of the Audit Committee of our board of directors, took substantial measures toward remediating the control deficiencies contributing to the material weaknesses described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These remediation efforts have continued during the quarter ended June 30, 2025 and as of the quarter ended June 30, 2025, we have completed the design and implementation of substantially all controls necessary to remediate the material weaknesses previously identified. Specifically, we completed our annual risk assessment and continued to focus on the principles of the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework related to risk assessment; and we have hired additional accounting and IT personnel, including but not limited to a Vice President of Accounting/Corporate Controller, a Head of Information Technology, and an Assistant Controller. We have designed and implemented entity level controls across each of the COSO components necessary for effective internal control; we have designed and implemented general controls over information systems across our relevant financial systems; we have designed and implemented the necessary management review controls across all financial statement areas; and we continued to perform manual procedures to validate the completeness and accuracy of certain reports generated from various financial systems that are relevant to the preparation of the financial statements.

However, we have determined that the controls implemented have not operated for a sufficient period of time to fully conclude that the material weaknesses have been remediated as of June 30, 2025. Our management is committed to continuing to make efforts to address each of the identified material weaknesses and believes the measures described above and upon completion of further operation and testing of the required controls will remediate the remaining material weaknesses and strengthen our internal control over financial reporting. This remediation process may require additional resources and will require time to implement.

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

As of June 30, 2025, we had 129 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

*Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act, or the IRA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Additionally, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law and extended many of the tax law provisions that were set to expire in 2025. Further changes to the tax laws or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect. It is also uncertain if and to what extent various states will conform to federal tax laws. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

*We or our directors or officers may be subject to securities litigation, which is expensive and could divert management attention.

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock and, as described more fully below, are currently named as a defendant in a recently filed securities class action complaint. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is likely to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In addition, certain of our directors and officers are involved in ongoing securities or other lawsuits in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could seriously harm our business. As noted above, in December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our company, certain of our current and former officers and directors, and the underwriters of our initial public offering. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss the Amended Complaint. In addition, on May 14, 2025, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors which was captioned Perez v. Seidenberg, et al., Case No. 3:25-cv-04163- PCP, or the Perez Action. On May 22, 2025, another stockholder derivative complaint was filed alleging the same claims against the same individual defendants captioned McDaniel v. Seidenberg, et al., Case No. 3:25-cv-04393-PCP, or the McDaniel Action, and together with the Perez Action, the Derivative Actions. The complaints filed in the Derivative Actions allege claims related to the allegations raised in the Amended Complaint. On June 2, 2025, the court entered a stipulation and order to stay the Perez Action pending the disposition of a motion to dismiss the Amended Complaint in the related securities class action. On June 25, 2025, the court entered a stipulation and order to consolidate the Derivative Actions as In re Kyverna Therapeutics Derivative Litigation, Case No. 5:25-cv-04163-PCP. Finally, on July 22, 2025, the court entered a stipulation and order staying the consolidated derivative action pending the disposition of the motion to dismiss the Amended Complaint in the related securities class action. We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the quarter ended June 30, 2025.

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
•
clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and
•
other factors outside of our control, such as the effects of global economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the conflict between Russia and Ukraine, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conditions.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

These and other risks associated with our global development and collaboration with other pharmaceutical and biotechnology companies, may materially adversely affect our ability to attain or maintain profitable operations.

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

We rely on third party CMOs to manufacture and supply cell therapy products for our research and development purposes and for our clinical trials. Under our Master Services Agreement with Minaris Advanced Therapies Inc., or MAT, dated March 2022, or the MAT Agreement, MAT provides us with cell manufacturing, release and testing services for our KYV-101 product candidate. Under our Development and Manufacturing Services Agreement, or the Elevate Agreement, with ElevateBio Base Camp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate. Pursuant to our License and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, or the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials. Although we believe we currently have sufficient clinical-grade vector in inventory to move forward with our anticipated clinical trials, there is no guarantee that sufficient clinical-grade vector will be available in the quantities we require in the future or on terms that are acceptable to us.

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

Moreover, if we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with MAT or other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our product candidates are approved for sale, our inability to manufacture or contract for a sufficient supply of such potential future products on acceptable terms would have a material adverse effect on our business, financial condition and results of operations.

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

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we or one of our licensing partners may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Our or our licensors’ pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents or our licensors’ patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our or our licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or our licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). In addition, the U.S. Supreme Court has changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria, which also could make it more difficult to obtain patents. An adverse outcome in a litigation or proceeding involving our or our licensors’ patents could limit our ability to assert our or our licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

*Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. While there had been some questions about the current U.S. administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised.

In addition, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA, was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or MDRP, are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, former President Biden signed the IRA into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how other such challenges, and any healthcare reform measures of the current U.S. administration, will impact the ACA and our business.

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

In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which went into effect in January 2022 and took effect as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at European Union level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

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

*Our business may be impacted by actions of the current U.S. administration, including executive orders, policies, new legislation and judicial decisions.

Actions of the current U.S. administration may cause us to change our business operations, with an unknown impact to our stakeholders, including patients, healthcare providers and employees. Failure to comply with new administration actions could expose us to litigation or other government actions. There can be no assurance that our compliance with new administration actions will provide sufficient mitigation.

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

*Disruptions at the FDA, the SEC and other government agencies, including from government shutdowns, or funding changes, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. The current U.S. administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

There remains substantial uncertainty as to how the current administration will seek to or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

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

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA, or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting and access to certain data such as the European Health Data Space Regulation. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities.

In the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent that we become subject to NIS 2 in the future, we may require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third-party contract developers and manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, and other materials for our product candidates. For example, under the MAT Agreement, MAT provides us certain with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate; under the Elevate Agreement we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing-services for our KYV-101 product candidate; and pursuant to the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

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

Additionally, our CMOs may experience difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to participants in preclinical and clinical trials, or to provide product for treatment of participants if approved, would be jeopardized. For example, the current U.S. administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the current U.S. administration has initiated, and continuing to consider imposing additional, tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the current U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and increase the cost of materials purchased to manufacture our product candidates.

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

We depend on limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. For example, MAT and Elevate are currently our only providers of customized cell manufacturing, release and testing services for our KYV-101 product candidate. We do not currently have long-term supply contracts with all of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. As of June 30, 2025, we had 2,804,687 shares of common stock available for future issuance under our 2024 Plan. Additionally, the number of shares of our common stock reserved for issuance under the 2024 Plan will automatically increase on January 1st of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Additionally, pursuant to our 2024 Inducement Equity Incentive Plan, or our Inducement Plan, our management is authorized to grant equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees provided that certain criteria are met. As of June 30, 2025, we had 195,741 shares of common stock available for future issuance under our Inducement Plan. Unless our board of directors or a committee thereof elects not to increase the number of shares available for future grant each year under the 2024 Plan or Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On March 27, 2025, we filed a shelf Registration Statement on Form S-3 (File No. 333-286180) that became effective on April 15, 2025, which allows us to undertake various equity and debt offerings up to $250.0 million. In addition, on March 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies, LLC, or the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million in shares of our common stock, or the ATM Facility. As of June 30, 2025, we had not yet sold any shares of common stock under the ATM Facility.

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

As of June 30, 2025, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 52.0% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
10.1*#

Employment Offer Letter, dated June 5, 2025, between Kyverna Therapeutics, Inc. and Marc Grasso, MD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.2*#

Letter Agreement, entered into on June 28, 2025, between Kyverna Therapeutics, Inc. and Ryan Jones (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

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

* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYVERNA THERAPEUTICS, INC.

Date: August 12, 2025	By:	/s/ Warner Biddle
Warner Biddle
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)