Form 10-Q
period 2025-09-30
Kyverna Therapeutics, Inc.
filed 2025-11-12
CIK 1994702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 43,796,170 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Kyverna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$34,164	$96,621
Available-for-sale marketable securities	136,974	189,358
Prepaid expenses and other current assets	3,787	4,622
Total current assets	174,925	290,601
Restricted cash	551	552
Property and equipment, net	1,793	3,347
Operating lease right-of-use assets	4,317	6,468
Finance lease right-of-use assets	212	841
Other non-current assets	5,358	2,836
Total assets	$187,156	$304,645
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,016	$4,624
Accrued compensation	6,960	4,883
Accrued license expense – related party	6,250	6,250
Other accrued expenses and current liabilities	13,960	14,059
Operating lease liabilities, short-term portion	3,495	3,161
Finance lease liabilities, short-term portion	190	779
Total current liabilities	33,871	33,756
Operating lease liabilities, net of short-term portion	1,331	4,160
Finance lease liabilities, net of short-term portion	8	142
Total liabilities	35,210	38,058
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 490,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 43,794,087 and 43,214,918 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	538,940	530,002
Accumulated other comprehensive income	29	105
Accumulated deficit	(387,023)	(263,520)
Total stockholders’ equity	151,946	266,587
Total liabilities and stockholders’ equity	$187,156	$304,645

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$30,457	$29,193	$103,706	$78,990
General and administrative	8,270	9,577	26,839	22,573
Total operating expenses	38,727	38,770	130,545	101,563
Loss from operations	(38,727)	(38,770)	(130,545)	(101,563)
Interest income	2,000	4,355	7,189	11,784
Interest expense	(7)	(32)	(45)	(115)
Other expenses, net	(53)	(45)	(102)	(94)
Total other income, net	1,940	4,278	7,042	11,575
Net loss	(36,787)	(34,492)	(123,503)	(89,988)
Other comprehensive loss
Unrealized gain (loss) on marketable securities, net	49	190	(76)	149
Total other comprehensive gain (loss)	49	190	(76)	149
Net loss and other comprehensive loss	$(36,738)	$(34,302)	$(123,579)	$(89,839)
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.80)	$(2.85)	$(2.45)
Weighted-average shares of common stock outstanding, basic and diluted	43,415,367	43,155,858	43,284,111	36,702,183

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2024	—	$—	43,214,918	$—	$530,002	$(263,520)	$105	$266,587
Common shares issued upon exercise of options	—	—	3,955	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	2,161	—	—	2,161
Net loss	—	—	—	—	—	(44,635)	—	(44,635)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(106)	(106)
Balance as of March 31, 2025	—	$—	43,218,873	$—	$532,166	$(308,155)	$(1)	$224,010
Stock-based compensation expense	—	—	—	—	2,518	—	—	2,518
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	26,057	—	(51)	—	—	(51)
Net loss	—	—	—	—	—	(42,081)	—	(42,081)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(19)	(19)
Balance as of June 30, 2025	—	$—	43,244,930	$—	$534,633	$(350,236)	$(20)	$184,377
Common shares issued upon exercise of options	—	—	523,984	—	1,651	—	—	1,651
Stock-based compensation expense	—	—	—	—	2,699	—	—	2,699
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	25,173	—	(43)	—	—	(43)
Net loss	—	—	—	—	—	(36,787)	—	(36,787)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	49	49
Balance as of September 30, 2025	—	$—	43,794,087	$—	$538,940	$(387,023)	$29	$151,946

Balance as of December 31, 2023	114,556,997	$180,574	1,250,103	$—	$4,642	$(136,043)	$4	$(131,397)
Issuance of common stock upon initial public offering, net of underwriting commissions and issuance costs of $30,686	—	—	16,675,000	—	336,164	—	—	336,164
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(114,556,997)	(180,574)	25,171,265	—	180,574	—	—	180,574
Common shares issued upon exercise of options	—	—	18,876	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	2,278	—	—	2,278
Vesting of early exercised options and restricted stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(26,693)	—	(26,693)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	—	$—	43,115,244	$—	$523,728	$(162,736)	$(1)	$360,991
Common shares issued upon exercise of options	—	—	31,608	—	73	—	—	73
Stock-based compensation expense	—	—	—	—	1,284	—	—	1,284
Net loss	—	—	—	—	—	(28,803)	—	(28,803)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(36)	(36)
Balance as of June 30, 2024	—	$—	43,146,852	$—	$525,085	$(191,539)	$(37)	$333,509
Common shares issued upon exercise of options	—	—	20,485	—	90	—	—	90
Stock-based compensation expense	—	—	—	—	3,413	—	—	3,413
Net loss	—	—	—	—	—	(34,492)	—	(34,492)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	190	190
Balance as of September 30, 2024	—	$—	43,167,337	$—	$528,588	$(226,031)	$153	$302,710

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(123,503)	$(89,988)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	7,378	6,975
Accretion of discounts on available-for-sale marketable securities	(5,520)	(5,428)
Depreciation and amortization expense	1,431	1,570
Impairment of capitalized software	648	—
Loss on disposal of property and equipment	40	—
Non-cash lease expense	2,151	1,859
Changes in assets and liabilities:
Prepaid expense and other current assets	835	(666)
Other non-current assets	(1,463)	(995)
Accounts payable	(1,608)	6,034
Accrued compensation	2,077	1,628
Other accrued expenses and current liabilities	(156)	3,278
Other non-current liability	—	296
Operating lease liability	(2,495)	(1,752)
Net cash used in operating activities	(120,185)	(77,189)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(248,672)	(362,751)
Proceeds from maturities of available-for-sale marketable securities	306,500	174,300
Internal-use software development costs capitalized in other non-current assets	(590)	—
Proceeds from sale of property and equipment	70	—
Purchases of property and equipment	(6)	(1,673)
Net cash provided by (used in) investing activities	57,302	(190,124)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting commissions	—	341,171
Proceeds from exercise of common stock options	1,654	227
Principal paid on finance lease liabilities	(723)	(709)
Payments for offering costs	(412)	(3,361)
Taxes paid related to net share settlement upon vesting of restricted stock units	(94)	—
Net cash provided by financing activities	425	337,328
Net (decrease) increase in cash and cash equivalents and restricted cash	(62,458)	70,015
Cash, cash equivalents and restricted cash, at beginning of period	97,173	35,212
Cash, cash equivalents and restricted cash, at end of period	$34,715	$105,227

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	34,164	104,663
Restricted cash	551	564
Cash, cash equivalents and restricted cash at end of period	$34,715	$105,227
Supplemental disclosure for non-cash investing and financing activities
Conversion of 114,556,997 shares of redeemable convertible preferred stock to common stock upon the closing of initial public offering	$—	$180,574
Unpaid offering costs included in other accrued expenses and current liabilities	$57	$—
Purchases of property and equipment in accounts payable	$—	$10
Vesting of restricted stock	$—	$6
Right-of-use asset obtained in exchange for operating and finance lease liability	$—	$2,518
Supplemental disclosure of cash flow information
Cash paid for interest	$45	$115

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

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had an accumulated deficit of $387.0 million. The Company had net losses of $123.5 million and $90.0 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sale of shares of its common stock in the Company’s initial public offering (the “IPO”). The Company may also seek to raise capital through debt financings, license agreements, collaborative agreements or other sources of financing. As of September 30, 2025, the Company had cash and cash equivalents and available-for-sale marketable securities of $171.1 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities, including preclinical studies and clinical trials. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. With the initial $25.0 million of funding under the loan and security agreement the Company entered into with Oxford Finance LLC ("Oxford Finance") in October 2025, and based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the issuance of these condensed financial statements included in this Quarterly Report on Form 10-Q. See Note 14, "Subsequent Events," for additional information regarding the loan and security agreement with Oxford Finance.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in ASU No. 2025-06 remove all references to prescriptive and sequential software development stages. This ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of September 30, 2025, was as follows (in thousands):

	Fair Value Measurements
As of September 30, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$22,277	$22,277	$—	$—
Corporate debt obligations	7,459	—	7,459	—
Available-for-sale marketable securities
U.S. Treasury bills	136,974	—	136,974	—
Total fair value of assets	$166,710	$22,277	$144,433	$—

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

4. Available-for-Sale Marketable Securities

As of September 30, 2025, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and corporate debt obligations with contractual maturities on various dates within the next 12 months.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of September 30, 2025 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2025:	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$22,277	$—	$—	$22,277
U.S. Treasury bills	136,946	28	—	136,974
Corporate debt obligations (included in cash and cash equivalents)	7,458	1	—	7,459
Total available-for-sale marketable securities	$166,681	$29	$—	$166,710

As of September 30, 2025, $29.7 million was included in cash equivalents and $137.0 million was included in available-for-sale marketable securities on the condensed balance sheets.

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

As of September 30, 2025 and December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During each of the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment losses on its investments.

As of each of September 30, 2025 and December 31, 2024, accrued interest receivable was zero. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. During each of the three and nine months ended September 30, 2025 and 2024, the Company did not write off any accrued interest receivables.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$3,129	$4,130
Furniture and fixtures	1,132	936
Leasehold improvements	937	821
Computer equipment and software	178	1,132
Property and equipment, gross	5,376	7,019
Less accumulated depreciation	(3,583)	(3,672)
Property and equipment, net	$1,793	$3,347

Depreciation and amortization expense related to property and equipment was $0.3 million for each of the three months ended September 30, 2025 and 2024 and $0.8 million and $0.9 million for the nine months ended September 30, 2025 and

2024, respectively. The Company recognized zero and $0.6 million in impairment charges related to capitalized software during the three and nine months ended September 30, 2025, respectively. The Company did not recognize such impairment charges during the three and nine months ended September 30, 2024.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development expenses - Contract Research Organizations	$7,166	$5,669
Accrued research and development expenses - Contract Manufacturing Organizations	4,751	5,487
Other accrued expenses	2,043	2,903
Total other accrued expenses and current liabilities	$13,960	$14,059

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

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. The Company did not recognize any minimum annual royalty payments for either of the three months ended September 30, 2025 or 2024. The Company recognized $0.2 million and $0.3 million as research and development expense related to minimum annual royalty payments for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company recorded zero and $0.6 million, respectively, related to benchmark royalties for regulatory approvals and patients’ dosing in clinical trials as accounts payable on the condensed balance sheets. No other benchmark royalties were probable or payable as of September 30, 2025 and December 31, 2024.

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

No milestone payments were probable or payable as of September 30, 2025 and December 31, 2024.

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

As of each of September 30, 2025 and December 31, 2024, the Company had the total sublicensing fee of $6.3 million as current accrued license expense - related party. There are no future milestones payable to offset the sublicensing fee due to the termination of the Gilead Agreement. On October 24, 2025, the Company, Kite and Gilead entered into a letter agreement with respect to the Gilead Agreement and the Kite Agreement (the "Letter Agreement"). Under the Letter Agreement, the Company agreed to pay $2.5 million in cash within 30 days of the signing of the Letter Agreement. The Company also agreed to pay the remaining balance of $3.8 million by no later than December 31, 2026 in the form of, at the Company's sole discretion (i) a one-time equity issuance of common stock, (ii) a one-time cash payment, or (iii) any combination of cash and common stock. The parties also agreed to terminate the Kite Agreement on October 24, 2025 and mutually released one another from any further obligations, except for certain surviving provisions.

The annual maintenance fee, patent prosecution costs and minimal annual royalties are expensed as incurred and were minimal for each of the three and nine months ended September 30, 2025 and 2024.

7. Commitments and Contingent Liabilities

Leases

As of September 30, 2025, the Company leases office and laboratory space in Emeryville, California under operating leases which have terms through February 2027, and certain of these leases include options to extend for an additional 36 months. In addition to the base rent, which includes escalating payments over the lease term, the Company pays variable costs related to operating expenses and taxes, which are recognized as incurred. The Company also has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases.

Components of the lease expense for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating lease cost	$850	$854	$2,550	$2,398
Finance lease cost:
Amortization of right-of-use assets	154	237	628	712
Interest on lease liabilities	8	33	40	115
Variable lease cost	318	262	982	814
Total lease expense	$1,330	$1,386	$4,200	$4,039

Total undiscounted lease obligations under the Company’s operating and finance leases were $5.1 million and $0.2 million, respectively, as of September 30, 2025.

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite, pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events, and royalties on sales of products developed under these agreements (See Note 6).

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with clinical research organizations (“CROs”) for clinical trials, with clinical manufacturing organizations (“CMOs”) for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company did not expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of September 30, 2025 and December 31, 2024.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

On December 9, 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Company, certain of its current and former officers and directors, and the underwriters of the IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025 (the “Amended Complaint”). The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with the IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss all the claims, with the plaintiff filing an opposition on August 18, 2025. The defendants filed their reply brief in support of the motion to dismiss on September 26, 2025.

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

The Company believes it has good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that it will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in the accompanying condensed financial statements as of and for the three and nine months ended September 30, 2025. The Company did not have any accruals for the matters described above on its condensed balance sheets as of September 30, 2025 and December 31, 2024.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible.

8. Stockholders' Equity

Common Stock

As of September 30, 2025 and December 31, 2024, common stock reserved for future issuance was as follows:

	September 30,	December 31,
	2025	2024
Outstanding stock option awards	9,435,296	7,595,922
Unvested restricted stock units awards	1,292,104	549,001
Shares available for future grants under the 2024 Equity Incentive Plan and 2024 Inducement Equity Incentive Plan	2,911,339	3,562,709
Shares available for future grants under the Employee Stock Purchase Plan	844,000	422,000
Total shares reserved for future issuance	14,482,739	12,129,632

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

On January 12, 2024, the Company and the Former CEO entered into a note forgiveness letter, pursuant to which the promissory note and all accrued interest thereon in an aggregate amount of $1.1 million were forgiven. As the shares subject to the options that were early exercised were vested as of the date of the forgiveness of the note, these are included in the calculation of net loss per share attributable to common stockholders from the date of the note’s forgiveness. The Company concluded that the note forgiveness was effectively a repricing of options and is a modification. Therefore, the incremental stock-based compensation expense was recognized for the vested shares at the modification date (see Note 12).

Shelf Registration Statement

On March 27, 2025, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of its common stock, shares of its preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Registration Statement was declared effective by the SEC on April 15, 2025. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering. The Registration Statement included a sales agreement prospectus (the “ATM Prospectus”), covering the offer and sale from time to time through or to Jefferies, LLC (“Jefferies”), as sales agent, of up to $50.0 million in aggregate offering price of shares of the Company’s common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025. As of September 30, 2025, $50.0 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the Registration Statement.

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

As of September 30, 2025, 3,660,147 incentive stock options, nonstatutory stock options and restricted stock units had been granted under the 2024 Plan. As of September 30, 2025, 2,715,598 shares of the Company’s common stock were reserved for future issuance under the 2024 Plan.

In January 2024, the Company’s board of directors and stockholders adopted the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on February 6, 2024. As of September 30, 2025, 844,000 shares of common stock were reserved for future issuance under the ESPP.

In September 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (the “Inducement Plan”). As of September 30, 2025, 3,804,259 shares were granted and 195,741 shares were available for future grant under the Inducement Plan.

Stock Options

Stock options issued under the 2019 Plan, 2024 Plan and the Inducement Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements and the Company’s severance policies.

A summary of option activity under the 2019 Plan, 2024 Plan and the Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	7,595,922	$5.83	7.58	$760
Options granted	3,948,000	$2.69
Options exercised	(527,939)	$3.13
Options forfeited	(1,223,312)	$4.83
Options expired	(357,375)	$5.52
Outstanding at September 30, 2025	9,435,296	$4.81	8.74	$16,123
Exercisable at September 30, 2025*	1,927,647	$5.93	7.52	$1,713
Vested and expected to vest at September 30, 2025	9,435,296	$4.81	8.74	$16,123

* Includes 40,693 shares of unvested stock options for which the holders have the right to early exercise such options as of September 30, 2025.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the three and nine months ended September 30, 2025 was $3.96 and $2.13, respectively. The weighted-average grant date fair value of options granted for the three and nine months ended September 30, 2024 was $5.43 and $6.43, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2025 was $4.8 million and $9.5 million, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2024 was $0.7 million and $1.6 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2025 was $0.3 million and $0.4 million, respectively, and is calculated as the difference between the exercise price and the fair value of common stock as of the exercise date. The intrinsic value of options exercised during the three and nine months ended September 30, 2024 was $0.1 million and $3.5 million, respectively. As of September 30, 2025, total unrecognized stock-based compensation expense was $28.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units

During the three and nine months ended September 30, 2025, the Company granted Restricted Stock Units (“RSUs”) for 130,800 and 974,729 shares, respectively, with a weighted-average grant date fair value per share of $4.90 and $2.69, respectively. RSU shares vest over a four-year period. The fair value of the RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of RSUs granted during the three and nine months ended September 30, 2025 was $0.6 million and $2.6 million, respectively. During the three and nine months ended September 30, 2024, the Company granted RSUs for 459,143 and 464,153 shares with a weighted-average grant date fair value per share of $7.35 for both periods, and a total estimated fair value of $3.4 million for both periods. As of September 30, 2025, total unrecognized compensation expense for RSUs was $4.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	549,001	$7.19
Granted – RSUs	974,729	2.69
Vested – RSUs	(82,917)	7.37
Forfeited – RSUs	(148,709)	4.61
Unvested at September 30, 2025	1,292,104	$4.08

During the nine months ended September 30, 2024, the Company granted performance RSUs for 100,000 shares with a weighted-average grant date fair value per share of $8.05. There was no activity for performance RSUs during the three and nine months ended September 30, 2025. Performance RSU shares vest in full upon the Company receiving certain regulatory approvals within 36 months from the grant date. The fair value of the performance RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of performance RSUs granted was $0.8 million. As of September 30, 2025, total unrecognized compensation expense for performance RSUs was $0.8 million. Compensation expense of $0.8 million for performance RSUs is expected to be recognized when it is probable that the performance criteria will be achieved over the remaining vesting term. As of September 30, 2025, the performance criteria was not probable and no expense was recognized.

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
•
Expected Volatility. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the common stock prior to the IPO. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the common stock becomes available.

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

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	97.2% - 97.6%	92.9%-94.0%	95.1% - 97.6%	92.9% - 94.0%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6.02-6.08	5.77-6.08	5.35-6.08	5.77-6.08
Risk-free interest rate	3.8%-4.1%	3.5% - 4.4%	3.8%-4.5%	3.5% - 4.4%

The following table presents the classification of stock-based compensation expense related to stock options granted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$936	$966	$2,640	$2,243
General and administrative	1,763	2,447	4,738	4,732
Total stock-based compensation expense	$2,699	$3,413	$7,378	$6,975

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

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(36,787)	$(34,492)	$(123,503)	$(89,988)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	43,415,367	43,155,858	43,284,111	36,702,183
Net loss per share attributable to common stockholders, basic and diluted:	$(0.85)	$(0.80)	$(2.85)	$(2.45)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of September 30,
	2025	2024
Options issued and outstanding	9,435,296	7,112,778
Restricted stock units	1,292,104	544,851
	10,727,400	7,657,629

11. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, including, but not limited to, modifications of capitalization of research and development expenses and accelerated fixed asset depreciation. In accordance with ASC 740, "Income Taxes," the effects of changes in tax rates and laws on deferred tax balances will be recognized in the period in which the tax legislation is enacted. Accordingly, as of September 30, 2025, management evaluated the provisions of the OBBBA and determined that the OBBBA did not impact the effective income tax rate, income tax expense, or the U.S. net deferred income tax assets during the three or nine months ended September 30, 2025, due to the application of a full valuation allowance applied against the U.S. net deferred income tax assets.

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

The following table sets forth the Company’s summary of segment loss, including significant segment expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses:
KYV-101 program	$16,233	$15,794	$60,894	$40,117
Other programs	870	623	2,368	3,763
Other research and development expenses(a)	13,354	12,776	40,444	35,110
General and administrative expenses(b)	8,270	9,577	26,839	22,573
Interest (income)	(2,000)	(4,355)	(7,189)	(11,784)
Interest expense and other expenses, net	60	77	147	209
Segment Loss and Net loss	$36,787	$34,492	$123,503	$89,988

(a) Primarily includes personnel costs, R&D professional services, unallocated CRO and CMO costs and allocated overhead and facilities expenses

(b) Primarily includes personnel costs, allocated overhead and facilities expenses, legal, IT, accounting and general and administrative expenses

14. Subsequent Events

On October 31, 2025, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Oxford Finance. The Loan and Security Agreement provides a term loan facility (the “Loan Facility”) up to an aggregate principal amount of $150.0 million. The Loan Facility includes an initial tranche of $40.0 million and two additional tranches totaling $60.0 million, subject to the satisfaction of certain terms and conditions of the Loan and Security agreement. A fourth tranche of $50.0 million may also be made available subject to Oxford Finance’s discretion. On

November 3, 2025, the Company drew $25.0 million from funds available from the first tranche. The Loan Facility matures on October 1, 2030.

The Loan Facility bears interest at a floating per annum rate equal to (a) the greater of (i) the 1-Month CME Term SOFR and (ii) 3.75% plus (b) 5.00%. The Company is required to make monthly payments of interest only until November 1, 2028 or, at the Company’s option subject to the achievement of certain milestones, until November 1, 2029, after which monthly payments of principal and interest will be due.

The Loan and Security Agreement includes events of default, which, if triggered, could result in, among other things, the acceleration of the Company’s repayment obligations.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. Our goal is to liberate patients from autoimmune diseases through the curative potential of cell therapy. Our approach is supported by our breadth of experience treating patients with our lead product candidate, KYV-101, across more than 15 autoimmune disease indications. This has been documented through the scientific publication of multiple autoimmune case studies, our proprietary dataset of patients treated through named patient forms of compassionate use, our experience in ongoing investigator-initiated trials at leading academic institutions, as well as clinical data from our ongoing company-sponsored trials illustrating the potential of KYV-101 to deeply deplete B cells with the aim of achieving durable treatment-free remission. This validation provides us with a clear path to continue advancing KYV-101 through late-stage clinical development and commercialization across two broad areas of autoimmune disease: neuroimmunology and rheumatology.

Our lead program, KYV-101, is a fully human, autologous CD19 CAR T-cell product candidate with CD28 co-stimulation, designed for potency and tolerability. KYV-101 is made from an underlying chimeric antigen receptor, or CAR, licensed from the National Institutes of Health, or the NIH. We believe that this uniquely designed CAR in KYV-101 has the potential to deliver a differentiated therapeutic profile in autoimmune disease. In addition to a fully human scFv domain, the CAR in KYV-101 was also designed with a human CD8α hinge and transmembrane domain, a human CD28 costimulatory domain, and a human CD3ζ activation domain. This same underlying CAR in KYV-101 has completed a 20-patient Phase 1 trial in oncology conducted by the NIH, and the results from this Phase 1 trial published in Nature Medicine reported similar rates of durable antitumor responses while delivering improved tolerability in the clinic among adult oncology patients, as compared to the CAR used to create Yescarta®. We believe that these differentiated properties of the CAR in KYV-101 are critical for the potential success of CAR T-cell therapy in treating autoimmune diseases.

Our focused clinical development pipeline includes registrational trials for stiff person syndrome, or SPS, and generalized myasthenia gravis, or MG, and two multi-center Phase 1/2 trials for patients with lupus nephritis, or LN. We are also harnessing investigator-initiated trials, or IITs, and other Kyverna-sponsored clinical trials, or KYSA trials, including in multiple sclerosis, or MS, and rheumatoid arthritis, or RA, to inform the next priority indications to advance into late-stage development. Additionally, our pipeline includes next-generation CAR T-cell therapies in both autologous and allogeneic formats, including efficiently expanding into broader autoimmune indications and the potential to increase patient reach with KYV-102 using our proprietary whole blood rapid manufacturing process. We believe our cell therapy approach to treating autoimmune diseases may present a significant advantage over current standard-of-care therapies by aiming for deep B cell depletion, a holistic immune reset and durable drug-free, disease-free remission.

Our current focus is to advance our first-in-class neuroimmunology CAR T franchise with SPS and MG. We have aligned with the U.S. Food and Drug Administration, or the FDA, on our KYSA-8 registrational Phase 2 trial design in SPS. We completed patient enrollment for the Phase 2 trial in SPS during the second quarter of 2025. We expect to report top line data from the Phase 2 trial in early 2026. We also continue to progress our chemistry, manufacturing and controls, or CMC, readiness efforts in a capital-efficient manner in support of our first anticipated biologics license application, or BLA, filing for SPS with the FDA in the first half of 2026.

The KYSA-6 Phase 2 trial in MG was amended into a registrational Phase 2/3 trial following an end-of-Phase 2 meeting with the FDA in early 2025. In October 2025, we presented positive interim data from the Phase 2 portion of the registrational KYSA-6 clinical trial of KYV-101 in MG at the American Association of Neuromuscular and Electrodiagnostic Medicine (AANEM) Annual Meeting. We expect to initiate patient enrollment in the Phase 3 portion of this trial by the end of 2025 and share updated data on the Phase 2 portion of the trial in 2026. The Phase 3 portion of the trial is expected to include 60 patients. We previously received Regenerative Medicine Advanced Therapy, or RMAT, designations and Orphan Drug Designations from the FDA for both SPS and MG as well as Orphan Drug Designation from the European Medicines Association in MG.

For our KYSA-1 and KYSA-3 Phase 1 trials for LN, patient enrollment has concluded and we expect to share data from these trials in a peer-reviewed publication in 2026.

We also continue to expect to file an investigational new drug, or IND, application for KYV-102 in the fourth quarter of 2025.

We do not currently own or operate any manufacturing facilities. We rely on contract manufacturing organizations, or CMOs, to produce our drug candidates in accordance with the FDA’s current Good Manufacturing Practices regulations for use in our clinical studies. Under the July 2023 development and manufacturing services agreement, or the Elevate Agreement, with ElevateBio Base Camp, Inc., or Elevate, Elevate provides us with cell manufacturing, release and testing services for our KYV-101 product candidate. Further, Elevate is undertaking process development services for the development of a rapid whole blood manufacturing process for our CAR T-cell products, including KYV-102. We expect to

Under the master services agreement with Minaris Advanced Therapies, Inc., or MAT, MAT’s facility in Philadelphia, Pennsylvania, is expected to provide us with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate through March 2026. Pursuant to our license and supply agreement with Oxford Biomedica (UK) Limited, or Oxford, Oxford provides us with lentiviral vector process development services.

Our pipeline and programs

Our portfolio of product candidates for the treatment of autoimmune diseases is summarized in the figure below:

Indication	Candidate	Preclinical	Phase 1	Phase 2	Phase 3	Regulatory Milestone Achieved
2025 Priorities	Stiff Person Syndrome	KYV-101	KYSA-8		Registrational		RMAT, ODD
	Myasthenia Gravis	KYV-101	KYSA-6		Registrational		RMAT, ODD, FTD
	Rapid Whole Blood Process	KYV-102					
Additional Opportunities	Multiple Sclerosis	KYV-101	KYSA-7				FTD
	Rheumatoid Arthritis	KYV-101	IIT				
	Lupus Nephritis	KYV-101	KYSA-1 & KYSA-3				FTD
	Systemic Sclerosis	KYV-101	KYSA-5				ODD
	Allogeneic	KYV-201

Note: Kyverna is also exploring KYV-101 in multiple sclerosis through IITs.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes, revenue from our collaboration agreement with Gilead Sciences, Inc., which terminated effective as of January 22, 2024, and from the sale of shares of our common stock in our initial public offering, or the IPO, in February 2024. We may also seek to raise capital through debt financings, license agreements, collaborative agreements or other sources of financing. Our net losses were $36.8 million and $123.5 million for the three and nine months ended September 30, 2025, respectively, compared with $34.5 million and $90.0 million net losses for the three and nine months ended September 30, 2024, respectively. As of

September 30, 2025, we had an accumulated deficit of $387.0 million. Management has estimated that our cash and cash equivalents and available-for-sale marketable securities of $171.1 million as of September 30, 2025 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances or licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations. In particular, with the initial $25.0 million of funding under the loan and security agreement we entered into with Oxford Finance LLC in October 2025, we anticipate that our current cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our operations into 2027. We expect that our cash, cash equivalents and available-for-sale marketable securities will allow us to support our BLA filing for SPS and our registrational Phase 3 trial for MG, while accelerating our pre-launch activities. The amounts and timing of our actual expenditures will depend on numerous factors, including the progress of our research and development, the timing of patient enrollment in clinical trials and evolving regulatory requirements, the time and cost necessary to conduct our ongoing and planned preclinical studies and clinical trials, the results of our preclinical studies and clinical trials and other factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$30,457	$29,193	$1,264	4%
General and administrative	8,270	9,577	(1,307)	(14)%
Total operating expenses	38,727	38,770	(43)	(0)%
Loss from operations	(38,727)	(38,770)	43	(0)%
Interest income	2,000	4,355	(2,355)	(54)%
Interest expense	(7)	(32)	25	(78)%
Other expense, net	(53)	(45)	(8)	18%
Total other income, net	1,940	4,278	(2,338)	(55)%
Net loss	$(36,787)	$(34,492)	$(2,295)	7%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
KYV-101	$16,233	$15,794	$439	3%
Other programs	870	623	247	40%
Personnel related expenses	8,715	8,293	422	5%
Other research and development expenses	4,639	4,483	156	3%
Total research and development expenses	$30,457	$29,193	$1,264	4%

Research and development expenses increased by $1.3 million, or 4%, to $30.5 million for the three months ended September 30, 2025 from $29.2 million for the three months ended September 30, 2024.

External research and development expenses related to our KYV-101 program increased by $0.4 million, or 3%, for the three months ended September 30, 2025, compared to the same period a year ago, as we continued advancing our lead product candidate, KYV-101, through clinical development. The increase is mainly driven by a $2.0 million increase in CRO costs primarily due to accelerated enrollment in our KYSA trials, partially offset by a $1.3 million reduction in professional services costs and a $0.3 million reduction in other external research and development costs.

Other program expenses include research and development expenses for our KYV-201 and KYV-102 programs. Other program costs increased by $0.2 million, or 40%, for the three months ended September 30, 2025, compared to the same period a year ago.

Personnel-related expenses increased by $0.4 million, or 5%, for the three months ended September 30, 2025, compared to the same period a year ago, primarily due to higher severance and other employee costs in our research and development organization.

Other research and development expenses primarily consist of unallocated research and development costs, professional services, facilities, depreciation and overhead costs. The increase of $0.2 million, or 3%, for the three months ended September 30, 2025, compared to the same period a year ago, primarily relates to a $0.6 million increase in professional services, partially offset by $0.3 million reduction in software licenses costs.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million, or 14%, for the three months ended September 30, 2025, compared to the same period a year ago. The decrease was primarily attributable to a $1.6 million decrease in professional services, partially offset by a $0.3 million increase in personnel-related costs, including stock-based compensation expense.

Interest Income

Interest income decreased by $2.4 million, from $4.4 million for the three months ended September 30, 2024 to $2.0 million for the three months ended September 30, 2025 primarily due to lower cash, cash equivalents and short-term investment balances in 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$103,706	$78,990	$24,716	31%
General and administrative	26,839	22,573	4,266	19%
Total operating expenses	130,545	101,563	28,982	29%
Loss from operations	(130,545)	(101,563)	(28,982)	29%
Interest income	7,189	11,784	(4,595)	(39)%
Interest expense	(45)	(115)	70	(61)%
Other expense, net	(102)	(94)	(8)	9%
Total other income, net	7,042	11,575	(4,533)	(39)%
Net loss	$(123,503)	$(89,988)	$(33,515)	37%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
KYV-101	$60,894	$40,117	$20,777	52%
Other programs	2,368	3,763	(1,395)	(37)%
Personnel related expenses	25,506	22,563	2,943	13%
Other research and development expenses	14,938	12,547	2,391	19%
Total research and development expenses	$103,706	$78,990	$24,716	31%

Research and development expenses increased by $24.7 million, or 31%, to $103.7 million for the nine months ended September 30, 2025, from $79.0 million for the nine months ended September 30, 2024.

External research and development expenses related to our KYV-101 program increased by $20.8 million, or 52%, for the nine months ended September 30, 2025, compared to the same period a year ago as we continued advancing our lead product candidate, KYV-101, through clinical development. The increase is mainly driven by a $19.4 million increase in strategic investment in CMO activities for SPS and MG, as well as a $8.4 million increase in CRO costs primarily due to accelerated enrollment in our KYSA trials. The increase in KYV-101 CMO and CRO costs was partially offset by a $3.2 million reduction in professional services costs.

Other program expenses include research and development expenses for our KYV-201 and KYV-102 programs. Other program costs decreased by $1.4 million, or 37%, for the nine months ended September 30, 2025, compared to the same period a year ago due to a $3.0 million decrease in CMO costs. Costs related to the Ingenui-T rapid whole blood manufacturing process, which were classified as KYV-101 program costs in 2024 and are classified as other program costs in 2025, decreased to $2.6 million for the nine months ended September 30, 2025 from $3.5 million for the same period a year ago. Other program expenses for the nine months ended September 30, 2025 also included a $0.6 million credit received from a manufacturing vendor for our KYV-201 program.

Personnel-related expenses increased by $2.9 million, or 13%, to $25.5 million for the nine months ended September 30, 2025 from $22.6 million for the same period a year ago primarily due to the growth in the number of employees in our research and development organization.

Other research and development expenses primarily consist of unallocated research and development costs, professional services, facilities, depreciation and overhead costs. The increase of $2.4 million, or 19%, for the nine months ended September 30, 2025, compared to the same period a year ago, is mainly due to higher facilities and overhead costs, including rent, a $1.8 million increase in professional services and a $0.6 million impairment charge related to a capitalized software, partially offset by a $0.7 million reduction in personnel-related expenses and a $0.4 million reduction in software license costs.

General and Administrative Expenses

General and administrative expenses increased by $4.3 million, or 19%, for the nine months ended September 30, 2025, compared to the same period a year ago. The increase primarily relates to a $5.8 million increase in personnel-related costs, including stock-based compensation expense, partially offset by a $1.6 million decrease in facilities and overhead costs. The nine months ended September 30, 2024 included a $1.1 million incremental stock-based compensation expense in connection with the former CEO note forgiveness.

Interest Income

Interest income decreased by $4.6 million for the nine months ended September 30, 2025, compared to the same period a year ago, primarily due to lower cash, cash equivalents and short-term investment balances in 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through September 30, 2025, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock, issuances of convertible notes, an upfront payment under the Gilead Agreement and net proceeds from the IPO. As of September 30, 2025, we had $171.1 million in cash, cash equivalents and available-for-sale marketable securities.

On March 27, 2025, we filed a shelf registration statement on Form S-3, or the Registration Statement, covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Registration Statement was declared effective by the SEC on April 15, 2025. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering. The Registration Statement included a sales agreement prospectus, or the ATM Prospectus, covering the offer and sale from time to time through or to Jefferies, LLC, or Jefferies, as sales agent, of up to $50.0 million in aggregate offering price of shares of our common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025. As of September 30, 2025, $50.0 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the Registration Statement.

On October 31, 2025, we entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford Finance. The Loan and Security Agreement provides a non-dilutive term loan facility, or the Loan Facility, up to an aggregate principal amount of $150.0 million. The Loan Facility includes an initial tranche of $40.0 million and two additional tranches totaling $60.0 million, subject to the satisfaction of certain terms and conditions of the Loan and Security agreement. A fourth tranche of $50.0 million may also be made available subject to Oxford Finance’s discretion. On November 3, 2025, we drew $25.0 million from funds available from the first tranche. The Loan Facility matures on October 1, 2030.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2025, we had an accumulated deficit of $387.0 million. Based on the current cash forecast, management has determined that our cash, cash equivalents and available-for-sale marketable securities of $171.1 million as of September 30, 2025 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. This forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(120,185)	$(77,189)
Net cash provided by (used in) investing activities	57,302	(190,124)
Net cash provided by financing activities	425	337,328
Net increase (decrease) in cash and cash equivalents	$(62,458)	$70,015

Operating Activities

Net cash used in operating activities was $120.2 million and $77.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash used in operating activities for the nine months ended September 30, 2025, was primarily due to our net loss of $123.5 million, decreased by non-cash charges of $6.1 million and by $2.8 million for changes in our net operating assets and liabilities. The non-cash charges primarily consisted of a $7.4 million stock-based compensation expense, a $2.2 million non-cash lease expense, a $1.4 million depreciation and amortization expense and a $0.6 million impairment charge of a capitalized software, partially offset by $5.5 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease in operating lease liability of $2.5 million, a decrease in accounts payable of $1.6 million, an increase in other non-current assets of $1.5 million, a decrease in other accrued expenses and current liabilities of $0.2 million, partially offset by an increase in accrued compensation of $2.1 million, a decrease in prepaid expense and other current assets of $0.8 million.

Cash used in operating activities for the nine months ended September 30, 2024, was primarily due to our net loss of $90.0 million, decreased by non-cash charges of $5.0 million and decreased by a net reduction of $7.8 million in our net operating assets and liabilities. The non-cash charges primarily consisted of a $7.0 million stock-based compensation expense, a $1.9 million non-cash lease expense and a $1.6 million depreciation and amortization expense, partially offset by $5.4 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $6.0 million, an increase in other current liabilities of $3.3 million and an increase in accrued compensation of $1.6 million, partially offset by a decrease in operating lease liability of $1.8 million, an increase in in other non-current assets of $0.9 million and an increase in prepaid expense and other current assets of $0.7 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025, was $57.3 million, which consisted of $306.5 million in proceeds from maturities of available-for-sale marketable securities and $0.1 million in proceeds from sale of property and equipment, offset by $248.7 million of purchases of available-for-sale marketable securities and $0.6 million of capitalized internal-use-software costs.

Net cash used in investing activities for the nine months ended September 30, 2024, was $190.1 million, which consisted of $362.8 million of purchases of available-for-sale marketable securities and $1.7 million of purchases of property and equipment, offset by $174.3 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was $0.4 million, which consisted of $1.7 million of proceeds from exercises of stock options, partially offset by $0.7 million related to finance lease obligations, $0.4 million related to deferred offering costs paid in connection with the filing of the Registration Statement and $0.1 million related to shares withheld for tax obligations payments in connection with RSUs vested during the nine months ended September 30, 2025.

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

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of September 30, 2025. As of September 30, 2025, and December 31, 2024, we recognized a sublicensing fee of $6.3 million in our condensed balance sheets related to the fee due under our Kite Agreement as discussed in Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q. On October 24, 2025, we, Kite and Gilead entered into a letter agreement with respect to the Gilead Agreement and the Kite Agreement, or the Letter Agreement. Under the Letter Agreement, we agreed to pay $2.5 million in cash within 30 days of the signing of the Letter Agreement. We also agreed to pay the remaining balance of $3.8 million by no later than December 31, 2026 in the form of, at our sole discretion (i) a one-time equity issuance of common stock, (ii) a one-time cash payment, or (iii) any combination of cash and common stock. The parties also agreed to terminate the Kite Agreement on October 24, 2025 and mutually released one another from any further obligations, except for certain surviving provisions.

As of September 30, 2025, we leased approximately 68,000 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027. We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of September 30, 2025, our non-cancellable lease obligations were $5.1 million and $0.1 million under operating and finance leases, respectively, of which $3.7 million and $0.2 million related to operating and finance leases, respectively, are due within the next 12 months.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. There have been no material changes to our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2025.

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

We are also a “smaller reporting company.” If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, because of the material weaknesses in our internal control over financial reporting described below, which we continued remediating as of September 30, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2024, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas. These material weaknesses continue to exist as of September 30, 2025.

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

Remediation Plans

During the year ended December 31, 2024, and as of September 30, 2025, our management, with the oversight of the Audit Committee of our board of directors, took substantial measures toward remediating the control deficiencies contributing to the material weaknesses described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These remediation efforts have continued during the quarter ended September 30, 2025 and as of the quarter ended September 30, 2025, we have completed the design and implementation of substantially all controls necessary to remediate the material weaknesses previously identified.

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

However, we have determined that the controls implemented have not operated for a sufficient period of time to fully conclude that the material weaknesses have been remediated as of September 30, 2025. Our management is committed to continuing to make efforts to address each of the identified material weaknesses and believes the measures described above and upon completion of further operation and testing of the required controls will remediate the remaining material weaknesses and strengthen our internal control over financial reporting. This remediation process may require additional resources and will require time to implement. Refer to the "Limitation on the Effectiveness of Controls" section below. We will continue to monitor the effectiveness of these remediation measures.

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation Plans”, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. In December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss the Amended Complaint. Defendants filed a motion to dismiss all of the claims on June 26, 2025, with plaintiff filing an opposition on August 18, 2025. Defendants filed their reply brief in support of the motion to dismiss on September 26, 2025.

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

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements as of and for the quarter ended September 30, 2025. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

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
•
We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator-initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, or become more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.
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
•
On November 28, 2023, the FDA issued a statement that it was investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous chimeric antigen receptor (CAR) T cell immunotherapies, such as KYV-101, and in January 2024, the FDA notified the manufacturers of the six FDA-approved BCMA-directed and CD19-directed chimeric CAR genetically modified autologous T-cell therapies that their products’ safety information must be updated to include a boxed warning that T-cell malignancies have occurred following treatment with BCMA-directed and CD19-directed genetically modified autologous T-cell immunotherapies. In April 2024, the FDA issued a public safety statement announcing its initiation of the class labeling changes and noting that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals, require us to include a boxed warning on any of our product candidates that receive regulatory approval or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.
•
Our principal stockholders and management own a significant percentage of our common stock and will be able to control matters subject to stockholder approval.
•
Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, could adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials.

Risks Related to Our Business, Limited Operating History and Financial Position

*We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale, have never generated any revenue from product sales and may never be profitable.

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including KYV-101. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through September 30, 2025. For the nine months ended September 30, 2025 and 2024, we reported a net loss of $123.6 million and $90.0 million, respectively. As of September 30, 2025, we had an accumulated deficit of $387.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates, and seek regulatory approvals for our product candidates.

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

To become and remain profitable, we and any current or potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products if we obtain marketing approval, obtaining market acceptance for such products and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and the price of our common stock, and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

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

We cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with its review of our investigational new drug applications, or INDs, or other submissions, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical trial design. Such changes could delay approval or necessitate withdrawal of our INDs or other submissions.

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
•
maintain compliance with applicable laws, regulations and guidance specific to commercialization, including interactions with healthcare professionals and patient advocacy groups, and communication of healthcare economic information to payors and formularies;
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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We have hired and plan to continue to hire additional accounting, financial reporting, internal controls and other finance personnel or consultants, which has increased and will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business, financial condition, results of operations and prospects may be significantly harmed.

*We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

During the year ended December 31, 2024, and as of September 30, 2025, our management, with the oversight of the Audit Committee of our board of directors, took substantial measures toward remediating the control deficiencies contributing to the material weaknesses described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These remediation efforts have continued during the quarter ended September 30, 2025 and as of the quarter ended September 30, 2025, we have completed the design and implementation of substantially all controls necessary to remediate the material weaknesses previously identified. Specifically, we completed our annual risk assessment and continued to focus on the principles of the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework related to risk assessment, and we have hired additional accounting and IT personnel, including but not limited to a Vice President of Accounting/Corporate Controller, a Head of Information Technology, and an Assistant Controller. We have designed and implemented entity level controls across each of the COSO components necessary for effective internal control; we have designed and implemented general controls over information systems across our relevant financial systems; we have designed and implemented the necessary management review controls across all financial statement areas; and we continued to perform manual procedures to validate the completeness and accuracy of certain reports generated from various financial systems that are relevant to the preparation of the financial statements.

However, we have determined that the controls implemented have not operated for a sufficient period of time to fully conclude that the material weaknesses have been remediated as of September 30, 2025. Our management is committed to continuing to make efforts to address each of the identified material weaknesses and believes the measures described above and upon completion of further operation and testing of the required controls will remediate the remaining material weaknesses and strengthen our internal control over financial reporting. This remediation process may require additional resources and will require time to implement.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Refer to the section titled “Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our internal control over financial reporting.

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

* Covenants and other provisions in the Loan and Security Agreement with Oxford Finance may restrict our business and operations, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Loan and Security Agreement.

Pursuant to the Loan and Security Agreement, dated October 31, 2025, or the Loan and Security Agreement, we granted to Oxford Finance LLC, or Oxford Finance, a security interest in substantially all of our assets, including our intellectual property. If an event of default occurs under the Loan and Security Agreement, Oxford Finance may foreclose on its security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, Oxford Finance would have a prior right to substantially all of our assets to the exclusion of our general unsecured creditors. Only after satisfying the claims of Oxford Finance and any unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions imposed in the Loan and Security Agreement may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged to secure the Loan and Security Agreement obligations, our ability to incur additional indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

In addition, if we are unable to comply with certain financial and operating restrictions in the Loan and Security Agreement, we may be limited in our business activities and access to credit or may default under the Loan and Security Agreement. Provisions in the Loan and Security Agreement impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

•
Incur additional debt;
•
Make certain investments and acquisitions;
•
Guarantee the indebtedness of others or our subsidiaries;
•
Create liens or encumbrances;
•
Engage in new lines of business;
•
Enter into transactions with affiliates;
•
Pay cash dividends and make distributions;
•
Redeem or repurchase certain capital shares;
•
Sell, lease or transfer certain parts of our business or property, including equity interests of our subsidiaries;
•
Prepay other indebtedness; and
•
Acquire new companies and merge or consolidate.

The Loan and Security Agreement also contains other customary covenants, including financial covenants requiring us to maintain certain liquidity levels. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in, among other things, the acceleration of our repayment obligations under the Loan and Security Agreement. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our obligations under the Loan and Security Agreement would result in Oxford Finance foreclosing on all or a portion of our assets, which could force us to curtail or cease our operations.

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could adversely affect our business, financial condition, results of operations and prospects.

As we conduct clinical trials of our current or future product candidates and as our product candidates are used in named patient activities, we are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of new treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in FDA, the European Medicines Agency, or the EMA, or other investigation of the safety and effectiveness of our future product candidates, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product candidates, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price. We believe we may face greater risks with respect to our product candidates than many other biotechnology candidates because our product candidates are being developed to address conditions for which many prior products and product technologies have been unsuccessful. In addition, the patient population that our product candidates are seeking to target are often heavily immunosuppressed and may be more likely to experience serious adverse events with potential treatments and have higher morbidity rates generally than other patient populations. We may need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business, financial condition, results of operations and prospects.

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

As of September 30, 2025, we had 129 full-time employees. As our development and commercialization plans and strategies develop, we expect to continue to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

We are exposed to the risk of fraud or other misconduct by our employees, contractors or partners. Misconduct by these parties could include failures to comply with FDA regulations or comparable foreign regulations, to provide accurate information to the FDA or comparable foreign authorities, to comply with federal, state or foreign healthcare fraud and abuse laws and regulations, to report financial information or data timely, completely or accurately, to disclose unauthorized activities to us, or to comply with comparable foreign requirements. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us resulting from this misconduct and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign equivalents, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

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

Our current operations are predominantly located in California. Any unplanned event, such as a flood, wildfire, explosion, earthquake, extreme weather condition, epidemic or pandemic, power outage, telecommunications failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Any similar impacts of natural or manmade disasters on our third-party CMOs and contract research organizations, or CROs, could cause delays in our clinical trials and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If a natural disaster, power outage or other event occurred that prevented us from using our clinical sites, impacted clinical supply or the conduct of our clinical trials, damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we and our CMOs and CROs have in place may prove inadequate in the event of a serious disaster or similar event. In the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance we currently carry will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs or CROs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations and prospects.

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

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, could adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials.

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

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock and, as described more fully below, are currently named as a defendant in a securities class action complaint. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In addition, certain of our directors and officers are involved in ongoing securities or other lawsuits in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could seriously harm our business.

As noted above, in December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our company, certain of our current and former officers and directors, and the underwriters of our initial public offering. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss the Amended Complaint. Defendants filed a motion to dismiss all of the claims on June 26, 2025, with plaintiff filing an opposition on August 18, 2025. Defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. In addition, on May 14, 2025, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors which was captioned Perez v. Seidenberg, et al., Case No. 3:25-cv-04163- PCP, or the Perez Action. On May 22, 2025, another stockholder derivative complaint was filed alleging the same claims against the same individual defendants captioned McDaniel v. Seidenberg, et al., Case No. 3:25-cv-04393-PCP, or the McDaniel Action, and together with the Perez Action, the Derivative Actions. The complaints filed in the Derivative Actions allege claims related to the allegations raised in the Amended Complaint. On June 2, 2025, the court entered a stipulation and order to stay the Perez Action pending the disposition of a motion to dismiss the Amended Complaint in the related securities class action. On June 25, 2025, the court entered a stipulation and order to consolidate the Derivative Actions as In re Kyverna Therapeutics Derivative Litigation, Case No. 5:25-cv-04163-PCP. On July 22, 2025, the court entered a stipulation and order staying the consolidated derivative action pending the disposition of the motion to dismiss the Amended Complaint in the related securities class action.

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the quarter ended September 30, 2025.

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

Additionally, we believe, through our interactions with the FDA under our Regenerative Medicine Advanced Therapy, or RMAT, designation, that our phase 2 trial in stiff-person syndrome, or SPS, which we refer to as a pivotal trial, will be sufficient for use as a registration-enabling study. However, the FDA or other regulatory agencies may conclude that the trial is not sufficient to be registration-enabling to support a Biologic License Application, or BLA, or similar submission in other jurisdictions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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
•
the cost of clinical trials may be greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the submission of a BLA or new drug application, or NDA;
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

We may also conduct preclinical and clinical research in collaboration with academic, pharmaceutical and biotechnology entities in which we combine our development efforts with those of our collaborators. Such collaborations may be subject to additional delays because of the management of the trials, contract negotiations and the need to obtain agreement from multiple parties, and may increase our future costs and expenses.

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

Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our current product candidates, including our lead product candidates, and any future product candidate are both safe, pure and potent, or effective for use in such product candidate’s target indication. Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. In addition, some of the product candidates and technologies we are developing are novel and unproven, which make it impossible to predict whether our clinical trials will continue. The patient population that our product candidates are seeking to target also are often heavily immunosuppressed and may be more likely to experience serious adverse events with potential treatments and have higher morbidity rates generally than other patient populations. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to generate desired safety and efficacy data despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of our current product candidates or any of our future product candidates or ultimately their approval. We do not expect to be able to use the results from any investigator-initiated trials or named patient activities conducted with our product candidates in any regulatory submission for marketing approval.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. In addition, negative results from investigator-initiated trials as well as named patient activities involving our product candidates could cause similar issues. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations and financial condition significantly.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies, clinical trials, investigator-initiated trials or named patient activities, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, results of operations and financial condition significantly.

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

If significant adverse events or other side effects are observed in any of our current or future clinical trials, in any investigator-initiated trials conducted with our product candidates, or in our named patient activities, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable foreign regulatory authorities or an IRB or ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, results of operations and financial condition.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. Such delayed side effects might be observed during the long-term follow-up FDA has insisted upon for certain gene therapy products. For example, in 2024, the FDA initiated class safety labeling changes for BCMA- or CD19-directed genetically modified autologous CAR T cell immunotherapies after it concluded that changes to the boxed warning were warranted to highlight the serious risk of T cell malignancies. In addition to labeling changes, if we were to identify delayed side effects with any of our product candidates, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to healthcare practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Other potentially significant negative consequences include that:

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

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and future commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation or analytical methods, are altered throughout the development process in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials or utilizing different analytical methods. Such changes also may require additional testing, or notification to, or authorization by, the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue. If we or our CMOs are not able to successfully manufacture our product candidates in sufficient quality and quantity, clinical development and timelines for our product candidates and subsequent approval could be adversely impacted.

*A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. has recently imposed tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We rely on third party CMOs to manufacture and supply cell therapy products for our research and development purposes and for our clinical trials. Under our Master Services Agreement with Minaris Advanced Therapies Inc., or MAT, dated March 2022, or the MAT Agreement, MAT is expected to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate through March 2026. Under our Development and Manufacturing Services Agreement, or the Elevate Agreement, with ElevateBio Base Camp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our KYV-101 product candidate. Pursuant to our License and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, or the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials. Although we believe we currently have sufficient clinical-grade vector in inventory to move forward with our anticipated clinical trials, there is no guarantee that sufficient clinical-grade vector will be available in the quantities we require in the future or on terms that are acceptable to us.

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

Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under current Good Manufacturing Practice, or cGMP, regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities, it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

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

*If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely affected.

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

We are dependent on our outside counsel or our licensors to take necessary action to comply with patent protection requirements with respect to our owned or in-licensed intellectual property. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. Non-compliant events could result in abandonment or lapse of a patent or patent application. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could adversely affect our business, financial condition, results of operations and prospects.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our or our licensors’ pending patent applications may be challenged in patent offices in the United States and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our or our licensors’ pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review, or PGR, proceedings, oppositions, derivations, reexaminations, interferences, inter partes review, or IPR, proceedings or other similar proceedings, in the United States or elsewhere. Certain submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one or more of our owned or licensed pending patent applications. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could adversely affect our business, financial condition, results of operations and prospects.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future licensors will be successful in protecting our product candidates by obtaining and defending patents. We have pending and issued U.S. and foreign patents and patent applications in our portfolio; however, we cannot predict:

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

*Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products.

Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our product candidates. Further, with respect to particular compositions of interest known to the public, third parties may be able to obtain patents on improvements or other inventions relating to such compositions if they were to discover the same patentable inventions relating to such compositions after us but manage to file a patent application before we do. In addition, we may enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, consultants, advisors and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to obtain patent protection.

Given the amount of time required for the development, testing and regulatory review of new product candidates, our patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Our competitors and other third parties may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors or other third parties may seek to market generic or biosimilar versions of any approved products and in so doing, claim that patents owned by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or may find that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

*If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business, which could adversely affect our business, results of operations and financial condition.

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

We may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, such activities by these licensors may not have been or may not be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Our licensors may not successfully prosecute the patent applications that are licensed to us in a manner consistent with the best interests of our business. We may need the cooperation of our licensors in order to enforce any licensed patents against third parties, and such cooperation may not be provided to us. In addition, we have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

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

*We may not be successful in obtaining or maintaining necessary rights to develop current and any future product candidates on acceptable terms.

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

Additionally, we sometimes collaborate with academic institutions and governmental authorities to accelerate our research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, including our competitors. If such intellectual property is solely owned by the institution, we may have to abandon development of such program, and our business, results of operations and financial condition could be adversely affected. If such intellectual property is jointly owned by us and the institution, our loss of exclusivity may permit others to market competing products and technology.

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

*Our product candidates licensed from various third parties may be subject to retained rights.

Our licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates, or to develop or commercialize the licensed product candidates in certain regions. In particular, under the NIH Agreements, the NIH reserves, on behalf of the United States federal government and certain third parties, an irrevocable, nonexclusive, worldwide, royalty-free license to practice all of the inventions licensed under such agreements, and the NIH also reserves the right to grant third parties research licenses on reasonable terms. Under the Intellia Agreement, Intellia is granted an irrevocable, nonexclusive, worldwide, royalty-free license to fully exploit certain Intellia-developed products that are not directed to CD19 or other B-cell antigens and which are not intended for treatment or prevention of autoimmune or inflammatory diseases or conditions and not for humoral rejection for solid organ transplantation.

In addition, we may at times choose to collaborate with academic institutions to accelerate our research or development. If the co-developed intellectual property is subject to the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act, the United States federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

*We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our product candidates. We may infringe the intellectual property rights of others, which may prevent or delay our drug development efforts and prevent us from commercializing or increase the costs of commercializing our products.

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

Third-party patents can be challenged in administrative proceedings, such as inter partes review, ex parte re-exam or post-grant review proceedings at the USPTO or patent opposition proceedings at the European Patent Office, but the outcome of such proceedings is highly uncertain. An adverse determination in any such proceeding may result in our inability to manufacture or commercialize products without infringing third-party patent rights. The costs of these opposition or similar proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. Even if we ultimately prevail in any such claims or proceedings, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the claims or proceedings. In addition, competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover our product candidates by new patents.

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our business, financial condition and results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product candidates, potential products or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize our products unless we acquire or obtain a license under the applicable patents or delay commercialization of our products in the corresponding jurisdiction until the patents expire.

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

*We may be involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we or one of our licensing partners may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Our or our licensors’ pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents or our licensors’ patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our or our licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or our licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). In addition, the U.S. Supreme Court has changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria, which also could make it more difficult to obtain or defend patents. An adverse outcome in a litigation or proceeding involving our or our licensors’ patents could limit our ability to assert our or our licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, and our business, financial condition, results of operations and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

If another party questions the patentability of any of our claims in our owned or in-licensed U.S. patents, the third party can request that the USPTO review the patent claims such as in an inter partes review, ex parte re-exam or post-grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings at the European Patent Office or similar proceedings in other foreign patent offices, where either our owned or in-licensed foreign patents are challenged.

*We may become subject to claims challenging the inventorship or ownership of our or our licensors’ patents and other intellectual property or claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our or our licensors’ patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors or the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent. Furthermore, ownership disputes may arise from alleged contributions of third parties involved in developing our product candidates, or their methods of use or manufacture, and may result in joint ownership of our inventions in the absence of agreements with such third parties assigning ownership rights to us. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could adversely affect our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our product candidates, one or more of our or our licensors’ issued U.S. patents or issued U.S. patents that we may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate. However, we may not be granted any extensions for which we apply because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

*Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which significantly impacts European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect, or a Unitary Patent. Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a relatively new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. However, trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know-how. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future, may require a license from the competitor to use our own know-how, and if the license is not available on commercially viable terms, then we may not be able to launch our product candidate. Additionally, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets. If our trade secrets are not adequately protected, our business, financial condition, results of operations and prospects could be adversely affected.

*If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

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

*We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patents or patent applications in foreign jurisdictions could result in substantial cost of defending our patent rights, put our patent applications at risk of not issuing and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Similarly, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. In addition, certain countries outside of the United States have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. In addition, many countries limit the enforceability of patents against government authorities or government contractors. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We have conducted, are currently conducting, and may in the future conduct one or more clinical trials of our current or future product candidates outside of the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that any product candidates we may seek to develop in the future will never obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of our product candidates through an NDA or BLA from the FDA. The FDA and other regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

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
•
the FDA may require development of a REMS and other regulatory authorities may require a risk management plan, or RMP, as a condition of approval for new products, among other additional requirements;
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

On November 28, 2023, the FDA issued a statement that it was investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous chimeric antigen receptor (CAR) T cell immunotherapies, such as KYV-101. While the FDA noted that it believed that the overall benefits of these products continue to outweigh their potential risks for their approved uses, the FDA stated that it was investigating the identified risk of T-cell malignancy with serious outcomes, including hospitalization and death, and was evaluating the need for regulatory action. In January 2024, the FDA notified the manufacturers of the six FDA-approved BCMA-directed and CD19-directed chimeric CAR genetically modified autologous T-cell therapies that their products’ safety information must be updated to include a boxed warning that T-cell malignancies have occurred following treatment with BCMA-directed and CD19-directed genetically modified autologous T-cell immunotherapies. In April 2024, the FDA issued a public safety statement announcing its initiation of the class labeling changes and noting that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. Because all currently approved CAR T-cell immunotherapies are in oncology indications, there can be no assurance that the FDA will reach the same risk-benefit analysis in other indications, such as autoimmune. Given that the autoimmune diseases we are seeking to treat are different indications from the approved oncology indications, the FDA and other regulatory authorities may apply a different benefit-risk assessment threshold such that even if our product candidate demonstrated a similar safety profile as current CAR T-cell therapies, the FDA could ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals, require us to include a boxed warning on any of our product candidates that receive regulatory approval or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised.

Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and the Centers for Medicare & Medicaid Services, or CMS, asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMNI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. In addition, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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
•
the federal civil and criminal false claims laws, including the federal False Claims Act, or FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government healthcare programs if they are deemed to “cause” the submission of false or fraudulent claims. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
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
•
the federal Physician Payments Sunshine Act and its implementing regulations, which require some manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal, state and foreign enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, significant fines and penalties and settlements in the healthcare industry. Ensuring that business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and may divert our management’s attention from the operation of our business.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval pathway, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified time period after the date accelerated approval is granted. The FDA has issued draft guidance that proposes criteria it will use to evaluate to determine if a trial is underway, including whether enrollment in the trial has been initiated. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, FDORA gives the FDA increased authority to withdraw accelerated approval on an expedited basis if, for example, the sponsor fails to conduct such studies in a timely manner, such studies fail to confirm the drug’s clinical benefit or the sponsor fails to send the necessary updates to the FDA. The FDA is empowered to take action against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

*We may not be able to maintain or obtain additional orphan drug designation or orphan drug exclusivity for our product candidates.

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

We have received RMAT designation for KYV-101 for the treatment of SPS and for the treatment of MG. This designation may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We received RMAT designation for KYV-101 for the treatment of SPS in July 2024 and for the treatment of MG in August 2024.

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

*Recently enacted legislation, future legislation and other healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA, was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or MDRP, are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, former President Biden signed the IRA into law, which, among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how other such challenges, and any healthcare reform measures of the current U.S. administration, will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional congressional action is taken. In addition, in certain countries outside the United States, reimbursement for products that have not yet received marketing authorization may be provided through national managed access programs.

Additionally, on July 4, 2025, the One Big Beautiful Bill Act was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. The One Big Beautiful Bill Act also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Moreover, the American Rescue Plan Act of 2021, effective January 1, 2024, eliminated the statutory cap on rebate amounts owed by drug manufacturers under the MDRP, previously capped at 100% of the average manufacturer price for a covered outpatient drug.

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

*Disruptions at the FDA, the SEC and other government agencies, including from government shutdowns, or funding changes, or other disruptions to these agencies’ operations, could negatively impact our business, operations, regulatory interactions and access to capital.

Significant disruptions to the operations of government agencies, including from prolonged or repeated shutdown of the federal government, could adversely affect our business, financial condition and results of operations. Recently, beginning on October 1, 2025, the U.S. government shut down, during which time certain regulatory agencies, such as the FDA and the SEC furloughed certain employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. While the Company continues to monitor developments, there is no assurance that affected government employees or contractors will be reinstated and that government-funded programs will resume. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. The current U.S. administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if government shutdowns continue or reoccur, any of these factors could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the most recent U.S. federal government shutdown, it will not declare registration statements effective. In the event of a further extended or future shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

In addition, continued or future government shutdowns or funding freezes could negatively affect broader business operations and economic conditions and cause delays in or suspension of manufacturing facility and shipping operations, which could adversely affect our clinical trials and supply of product candidates. If these disruptions persist or worsen, our business, financial condition, results of operations and ability to execute our strategic plans could be materially and adversely affected.

There remains substantial uncertainty as to how the current administration will seek to or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. State governments may also attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

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

We and our partners and vendors may be subject to federal, state, and foreign privacy and data protection laws and regulations that impose broad compliance obligations on the collection, possession, use, storage, access, disclosure, transfer, deletion and protection of personal data. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal data, could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA. HIPAA mandates the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal data it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Additionally, in 2024, the FTC updated the Health Breach Notification Rule that, among other things, clarified its applicability to health applications and other similar technologies and expanded breach notification requirements, which may add additional complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported four business days after determining that an incident is material.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or CCPA, revised and amended by the California Privacy Rights Act, or CPRA, created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The amendments ushered in by the CPRA also created the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations resulting in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required.

While California was the first among the states to adopt comprehensive data privacy legislation similar to the GDPR, many other states are following suit, which could increase our potential liability and adversely affect our business. More than 20 states have adopted statewide comprehensive privacy laws and many other states have privacy legislation that is pending. Many of these new state laws contain some type of exemption for information collected under HIPAA and some data processed in the context of clinical trials, either at the entity level or the data level, so the impact might be limited particularly as it relates to protected health information. Some states also have laws that specifically focus on the processing of personal data related to individuals’ health, including California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act. Changes to federal and state privacy laws may add complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

In addition, all 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

*Foreign data protection laws, including the European Union’s General Data Protection Regulation, or the EU GDPR, and the UK equivalent of the same, or UK GDPR, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR in the EEA and the UK GDPR in the United Kingdom, together the GDPR, impose stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA, or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting and access to certain data such as the European Health Data Space Regulation. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation.

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

Risks Related to Our Reliance on Third Parties

We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator-initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, or become more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.

We rely and intend to rely in the future on third-party clinical investigators, CROs, and clinical data management organizations to conduct, supervise and monitor preclinical studies and clinical trials of our current or future product candidates. In addition, third parties are conducting and we expect will continue to conduct investigator-initiated trials with our product candidates. Because we currently rely and intend to continue to rely on these third parties, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them independently. These parties are not, and will not be, our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Additionally, such parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third-party contract developers and manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, and other materials for our product candidates. For example, under the MAT Agreement, MAT provides us with certain customized cell manufacturing, release and testing services for our KYV-101 product candidate; under the Elevate Agreement, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing-services for our KYV-101 product candidate; and pursuant to the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

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

The manufacturing process for our product candidates is subject to the FDA, EMA and foreign regulatory authority review. We and our suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs, and, in certain cases, current good tissue practice, or cGTP, requirements. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA, EMA and foreign regulatory authorities. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable foreign regulatory authorities, we may not be able to rely on their facilities for the manufacture of elements of our product candidates. Moreover, we do not conduct the manufacturing process ourselves and are dependent on our CMOs for manufacturing in compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our projected manufacturing capacity or supply of materials becomes limited, delayed, interrupted, or more costly than anticipated, we may be forced to enter into an agreement with another third party, which we may not be able to do timely or on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. Any manufacturing facilities used to produce our product candidates will be subject to periodic review and inspection by the FDA and foreign regulatory authorities, including for continued compliance with cGMP requirements, quality control, quality assurance and corresponding maintenance of records and documents. If we are unable to obtain or maintain third-party manufacturing for our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements, comply with cGMPs and cGTPs, or maintain a compliance status acceptable to the FDA, EMA or foreign regulatory authorities could adversely affect our business in a number of ways, including:

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

Additionally, our CMOs may experience difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to participants in preclinical and clinical trials, or to provide product for treatment of participants if approved, would be jeopardized. For example, the current U.S. administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the current U.S. administration has initiated and continues to consider imposing additional tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the current U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and increase the cost of materials purchased to manufacture our product candidates.

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
•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports from countries where our suppliers operate;
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

Risks Related to Ownership of Our Common Stock

*Our stock price may be volatile.

The market price of our common stock is volatile and could fluctuate widely in response to many factors, including but not limited to:

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

We have experienced volatility in our stock price. For example, from January 1, 2025 to November 7, 2025, our closing stock price ranged from $1.83 to $7.81 per share. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. See the risk factor under the heading “We or our directors or officers may be subject to securities litigation, which is expensive and could divert management attention” above for a discussion of a securities class action complaint in which we are currently named as a defendant.

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

The precise incidence and prevalence for all of the conditions we aim to address with our product candidates are unknown. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including sales of our competitors, scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect in general, or as to their applicability to our company. Further, new trials may change the estimated incidence or prevalence of these diseases. Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the ability of our product candidates to improve on the safety, convenience, cost and efficacy of competing therapies or therapies in development, acceptance by the medical community and patients, drug pricing and reimbursement. The number of patients in the United States, other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain significant market share for our product candidates, because some of our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

Because we do not anticipate paying any dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared nor paid dividends on our capital stock. Under the Loan and Security Agreement, we are prohibited from paying any dividends without the prior written consent of Oxford Finance. We currently intend to retain all of our future earnings, if any, to finance the growth and development, operation and expansion of our business and we do not anticipate declaring or paying any dividends in the foreseeable future. As a result, capital appreciation of our common stock, which may never occur, will be your sole source of gain on your investment for the foreseeable future.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. As of September 30, 2025, we had 2,715,598 shares of common stock available for future issuance under our 2024 Plan. Additionally, the number of shares of our common stock reserved for issuance under the

2024 Plan will automatically increase on January 1st of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Additionally, pursuant to our 2024 Inducement Equity Incentive Plan, or our Inducement Plan, our management is authorized to grant equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees provided that certain criteria are met. As of September 30, 2025, we had 195,741 shares of common stock available for future issuance under our Inducement Plan. Unless our board of directors or a committee thereof elects not to increase the number of shares available for future grant each year under the 2024 Plan or Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On March 27, 2025, we filed a shelf Registration Statement on Form S-3 (File No. 333-286180) that became effective on April 15, 2025, which allows us to undertake various equity and debt offerings up to $250.0 million. In addition, on March 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies, LLC, or the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million in shares of our common stock, or the ATM Facility. As of September 30, 2025, we had not yet sold any shares of common stock under the ATM Facility.

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

As of September 30, 2025, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 52.3% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Except as set forth below, during the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Name and Title of Director or Officer	Date Adopted	Type of Arrangement	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Karen Walker, Chief Technology Officer	September 12, 2025	Rule 10b5-1 trading arrangement

Up to 67,997 shares, plus 100% of net shares issued upon vesting of restricted stock units with respect to 20,000 shares on April 11, 2026, after giving effect to shares surrendered or sold to cover withholding taxes

May 1, 2026, or such earlier date upon which all transactions are completed or expire without execution
Naji Gehchan, Chief Medical and Development Officer	September 12, 2025	Rule 10b5-1 trading arrangement	Up to 106,250 shares	April 1, 2026, or such earlier date upon which all transactions are completed or expire without execution

Item 6. Exhibits.

Exhibit Number	Description
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

KYVERNA THERAPEUTICS, INC.

Date: November 12, 2025	By:	/s/ Warner Biddle
Warner Biddle
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer (Principal Financial and Accounting Officer)