Form 10-K
period 2025-12-31
Kyverna Therapeutics, Inc.
filed 2026-03-26
CIK 1994702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-41947

Kyverna Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1365441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5980 Horton St., STE 550 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 925-2492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	KYTX	The Nasdaq Stock Market LLC

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $64.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2026 was 60,439,893.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of preclinical studies and clinical trials, research and development plans and costs, plans for manufacturing, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report on Form 10-K include, for example, but are not limited to, statements about:

• the initiation, timing, progress and results of our preclinical studies, clinical trials, and research and development programs for our product candidates;

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

• our plans relating to the further development and manufacturing of our product candidates, including additional indications which we may pursue;

• our ability to identify additional product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

• the rate and degree of market acceptance and therapeutic benefits of our product candidates, if approved, and any other product candidates we may develop;

• the implementation of our strategic plans for our business, product candidates, research programs and technologies;

• the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technologies;

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

• our ability to efficiently and cost-effectively conduct our current and future clinical trials;

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

• anticipated regulatory and legal developments in the United States and foreign countries in which we may seek regulatory approval for our product candidates in the future;

• our ability to expand internationally;

• our ability to attract and retain key scientific and management personnel;

• our expected or anticipated financial performance;

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

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A of this Annual Report on Form 10-K titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, and involve a number of assumptions and limitations. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Market, Industry and Other Data

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations about our product candidates, market position, market opportunity, market size, competitive position and the incidence of certain medical conditions, is based on or derived from publicly available information released by industry analysts and third-party sources, independent market research, industry and general publications and surveys, governmental agencies, our internal research and our industry experience. The content of these third-party sources, except to the extent specifically set forth in this Annual Report on Form 10-K, does not constitute a portion of this Annual Report on Form 10-K and is not incorporated herein. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge and industry publications, the latter of which may be based on small sample sizes and fail to accurately reflect such information, and you are cautioned not to give undue weight to such estimates. Although we are responsible for all of the disclosure contained in this Annual Report on Form 10-K and we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Industry publications and third-party research often indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information and such information is inherently imprecise. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A of this Annual Report on Form 10-K titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by independent third parties and by us. You are cautioned not to give undue weight to any such information, projections and estimates.

PART I

Item 1. Business.

Overview

We are a late-stage clinical biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. Our mission is to liberate patients from autoimmune diseases through the curative potential of cell therapy. Our development strategy is supported by our breadth of experience in treating more than 100 autoimmune patients with our lead product candidate, mivocabtagene autoleucel, or miv-cel, also known as KYV-101, an anti-CD19 autologous CAR T with a differentiated CAR construct. This has been documented through the scientific publication of multiple autoimmune case studies, our proprietary dataset of patients treated through named patient forms of compassionate use, our experience in ongoing investigator-initiated trials, or IITs, at leading academic institutions, as well as early clinical data from our ongoing company-sponsored trials illustrating the potential of these therapies to deeply deplete B cells with the aim of achieving durable treatment-free remission. This validation provides us with a clear path to continue advancing miv-cel through late-stage clinical development and commercialization across multiple autoimmune indications.

Miv-cel, our lead program, is an autologous, fully human CD19-targeting CAR T-cell product candidate that is designed for potency and tolerability in autoimmune diseases. Miv-cel is made from an underlying chimeric antigen receptor, or CAR, licensed from the National Institutes of Health, or the NIH. In addition to a fully human scFv domain, the CAR in miv-cel was also designed with a human CD8α hinge and transmembrane domain, a highly potent human CD28 costimulatory domain, and a human CD3ζ activation domain. This same underlying CAR in miv-cel has completed a 20-patient Phase 1 clinical trial in oncology conducted by the NIH, and the results from this Phase 1 clinical trial published in Nature Medicine reported similar rates of durable antitumor responses while delivering improved tolerability in the clinic among adult oncology patients, as compared to the CAR used to create Yescarta®. We believe the unique miv-cel CAR construct has the potential to deliver a differentiated therapeutic profile in autoimmune disease over current standard-of-care therapies by addressing the underlying immune dysfunction – deeply depleting B cells with the goal of achieving an immune reset and durable, treatment-free remission.

We are currently focused on advancing our neuroimmunology CAR T franchise, which includes evaluating miv-cel in stiff person syndrome, or SPS, and generalized myasthenia gravis, or gMG, both serious and highly debilitating autoimmune diseases with significant unmet medical need.

SPS is a rare and progressive neurologic autoimmune disease with no FDA-approved therapies. Patients with SPS have substantial disease burden, with symptoms characterized by muscle stiffness and painful muscle spasms, impacting mobility. 80% of patients lose mobility over time, and need walking aid assistance or a wheelchair. In addition, patients face risk of permanent disability and increased mortality. In SPS, we have completed a registrational Phase 2 clinical trial (KYSA-8), and reported positive results, achieving our primary and all secondary endpoints with high statistical significance while also seeing evidence of disease reversal in patients. Based on these results, we plan to submit a biologics license application, or BLA, to the U.S. Food and Drug Administration, or the FDA, in the first half of 2026 while advancing our commercial readiness activities. If approved, miv-cel will be the first CAR T-cell therapy indicated for an autoimmune disease and the first approved therapy for SPS. The primary analysis of our KYSA-8 trial in SPS will be shared at the 2026 American Academy of Neurology, or AAN, Annual Meeting.

Myasthenia gravis, or MG, is a B-cell and antibody-mediated neuromuscular autoimmune disease that causes fluctuating muscle weakness and fatigue. The disease includes gMG, which impacts muscles beyond the eyes and may involve bulbar, limb, and respiratory muscles. Most patients develop gMG within two years after MG diagnosis. Symptoms are highly disruptive to quality of life and can include muscle weakness and fatigue, difficulty chewing and swallowing, trouble with speech, and in severe cases, respiratory failure, which can be life-threatening. Despite available treatment options, including immunosuppressants and biologics, patients still struggle with symptom control and require chronic and costly treatment options in addition to background therapies.

We have reported positive interim data from our KYSA-6 Phase 2 clinical trial of miv-cel in gMG, and have initiated our FDA-aligned, Phase 3 registrational trial, which began enrolling patients in late 2025. Updated Phase 2 data from our KYSA-6 trial in gMG will be shared at the 2026 AAN Annual Meeting.

We previously received Regenerative Medicine Advanced Therapy, or RMAT, designations and Orphan Drug Designations, or ODD, from the FDA for both SPS and MG as well as Orphan Drug Designation from the European Medicines Association in MG. Through these designations, we continue to engage in consistent dialogue with the FDA across both programs.

We are also strengthening our chemistry, manufacturing, and controls, or CMC, capabilities to support late-stage clinical development and anticipated commercialization. We have FDA-alignment on our CMC strategy and believe our manufacturing partnerships and ongoing process innovations position us to support both near-term commercial launch and longer-term pipeline growth.

Beyond SPS and gMG, our pipeline opportunities include expanding into other autoimmune indications as well as novel innovations to expand patient access.

We are harnessing IITs and other Kyverna-sponsored clinical trials, or KYSA trials, including in progressive multiple sclerosis, or progressive MS, rheumatoid arthritis, or RA, lupus nephritis, or LN, and systemic sclerosis, or SSc, to inform our next priority indications to advance into late-stage development. In 2025, we shared encouraging data from a Phase 1 IIT in MS and a Phase 1/2 IIT in RA.

As part of our longer-term efforts to broaden patient access, we are exploring alternative lymphodepletion, or LD, and no LD regimens for miv-cel in addition to the potential for outpatient administration given miv-cel’s favorable safety profile. Additionally, our pipeline includes next-generation CAR T-cell technologies in order to efficiently expand into broader autoimmune indications and increase patient reach.

In January 2026, the Investigational New Drug, or IND, application for KYV-102, our proprietary whole blood, rapid manufacturing process, was accepted by the U.S. FDA. The development strategy is expected to be shared in 2026.

We anticipate that our current cash, cash equivalents and available-for-sale marketable securities will provide runway into 2028. In particular, we expect that our cash, cash equivalents and available-for-sale marketable securities will fund our SPS BLA filing and commercial launch, and our Phase 3 registrational trial in gMG. Our operating cash burn can vary from quarter to quarter. The amounts and timing of our actual expenditures will depend on numerous factors, including the progress of our research and development, the timing of patient enrollment and evolving regulatory requirements, the time and cost necessary to conduct our ongoing and planned preclinical studies and clinical trials, the results of our preclinical studies and clinical trials and other factors described in Part I, Item 1A of this Annual Report on Form 10-K titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Our pipeline and programs

Our portfolio of product candidates for the treatment of autoimmune diseases is summarized in the figure below:

Fast Track Designation, or FTD, does not ensure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional FDA procedures. *Phase 3 may not be required if Phase 2 is registrational.

†EU & US. ‡ Kyverna is also exploring miv-cel in progressive MS through IITs.

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

Autoimmune disease is widely and increasingly prevalent, evidenced by over 80 conditions. We estimate that there are approximately 8.7 million diagnosed patients with B-cell-driven autoimmune diseases in the United States, the European Union, United Kingdom, and Japan. The chronic and debilitating nature of these diseases leads to both high medical costs and reduced quality of life, creating a significant burden for patients, their families and the health care system. It is estimated that sales for autoimmune disease therapies were greater than $80 billion globally in 2021. Despite the availability of many approved drugs, there remains substantial unmet clinical need, as existing therapies require chronic administration and are rarely considered curative. The majority of patients do not respond optimally, if at all, to these therapies.

There is a wide spectrum of diseases and symptoms driven by autoimmunity. The presence of autoantibodies, a product of autoreactive B cells, is a hallmark of many of these diseases. Although the identity of the autoantigen targeted and the tissue or organ with the most significant pathology may differ among autoimmune diseases, the production of autoantibodies by B cells is a common characteristic among many of them. There is also growing evidence that autoreactive B cells may also drive many autoimmune diseases through their interactions with T cells and the production of cytokines. This unifying biology provides us with the opportunity to create therapies for a broad range of autoimmune diseases by targeting and depleting pathogenic B-cells.

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

The following figure shows the range of B cells targeted by CD19 relative to other targets such as CD20 and BCMA:

The potential interest for targeting CD19 in autoimmune diseases is supported by its broad expression across B-cell subsets (from the pro-B-cell stage to plasmablasts and early plasma cells) compared with other targets, including CD20 and BCMA, allowing targeting and elimination of the broadest population of B cells. In addition, CD19-targeting spares long-lived plasma cells, the source of humoral immunity.

In contrast to other B-cell depleting therapies such as anti-CD20 monoclonal antibodies and bispecific T-cell engagers which act primarily in the periphery, CD19-directed CAR T cells can penetrate the body’s tissues, including the lymph node, bone marrow, and central nervous system, to deeply deplete B cells within the blood as well as target tissues. In this manner, CD19-directed CAR T cells can provide more complete depletion of pathogenic B cells throughout the body, supporting the rationale for use in the treatment of B-cell-driven autoimmune diseases.

Beyond eliminating production of pathogenic autoantibodies by B cells, evidence is also emerging that CD19-directed CAR T cells can broadly reset the immune system due to effects beyond B cells. B cells are known to further drive autoimmune disease via interactions with other immune cells through mechanisms, including antigen presentation and the release of soluble immunomodulatory factors such as cytokines and chemokines. Therefore, deeply depleting B cells could also reduce potentially pathogenic effects of other immune cell types. This is supported by accumulating evidence that CD19-directed CAR T-cell treatment supports the reestablishment of immune tolerance via changes in other immune cells such as T cells, monocytes, and granulocytes that contribute to autoimmunity. In an immune profiling study examining the impact of CD19-directed CAR T-cell treatment (including miv-cel) in 6 patients with a mix of rheumatic and neurologic autoimmune diseases, healthy protein expression was restored in regulatory T cells, key mediators of immune tolerance, and global changes in the immune system toward a healthy donor profile were observed, suggesting an overall reset of the immune system.

Differentiated Miv-cel Construct Designed for Potency, Reduced Cytokines and an Improved Therapeutic Profile

Miv-cel is a unique, fully human, autologous CD19-directed CAR T-cell therapy optimized to potentially be a one-time treatment for autoimmune diseases by selectively targeting and eliminating CD19-expressing B cells. Miv-cel is created using a fully human CAR, referred to as Hu19-CD828Z, that was designed with highly potent CD28 costimulation to maintain efficacy while improving tolerability and reducing cytokine release, resulting in the potential for an overall improved therapeutic profile. The miv-cel CAR construct is composed of a human scFv CD19-targeting domain, a CD8 alpha hinge and transmembrane domains (CD8α hinge + TM), a CD28 cytoplasmic costimulatory domain, and a CD3-ζ cytoplasmic domain. Additionally, the CAR in miv-cel contains a fully human CD19-directed scFv domain unlike constructs with murine scFv domains, which can lead to antimurine immune responses in treated patients and result in increased clearance of therapeutic CAR T cells, limiting their persistence.

The CAR used in miv-cel (Hu19-CD828Z) was developed by the NIH and licensed exclusively by Kyverna for use to treat autoimmune diseases because of its differentiated and improved safety profile, a strategy later supported by emerging clinical data for that construct in autoimmune disease.

The following illustration shows the CAR construct design in miv-cel:

Mivocabtagene Autoleucel (miv-cel)

A Phase 1 clinical trial was conducted by the NIH using CAR T cells created with the Hu19-CD828Z CAR, the same CAR used by us to create miv-cel. In this trial, published in Nature Medicine in 2020, 20 patients with B-cell lymphoma that had failed a median of four prior lines of therapy were treated with Hu19-CD828Z CAR T cells. The antitumor results and durable response observed with Hu19-CD828Z CAR T cells were comparable to results previously observed at the same clinic with the CD28-containing FMC63-CD28Z CAR in Yescarta®, but there were marked differences in the adverse event profiles for these two CAR T cells. Treatment with Hu19-CD828Z CAR T cells resulted in a significantly lower rate of both mild and severe neurotoxicity than previously observed in patients treated with FMC63-CD28Z CAR T cells. Patients treated with Hu-19-CD828Z CAR T cells were also observed to have significantly lower levels of inflammatory cytokines, such as TNFα and IL-6 than observed at that clinical site with FMC63-28Z CAR T cells. We believe that this improved therapeutic profile has the potential to be critical for the application of CAR T-cell therapies for autoimmune diseases.

Additionally, the Hu19-CD828Z CAR in miv-cel contains a fully human anti-CD19 single-chain fragment variable, or scFV, domain. By contrast, all five of the currently approved CD19 CAR T-cell therapies, Kymriah®, Yescarta®, Tecartus®, Breyanzi® and Aucatzyl® incorporate the scFv portion of murine antibodies as their antigen-recognition domains. These murine domains can lead to anti-murine immune responses in treated patients, which results in increased clearance of therapeutic CAR T cells, limiting their expansion and persistence.

The combination of autologous patient cells, our CAR T-cell manufacturing process, and the underlying Hu19-CD828Z CAR licensed from the NIH results in the product candidate miv-cel, which expresses the Hu19-CD828Z CAR. While we do not intend to demonstrate comparability between miv-cel and the NIH product candidate containing the same underlying CAR, we believe that the differentiated properties of the CAR in miv-cel are critical for the potential success of CAR T cells as autoimmune disease therapies.

Miv-cel is a Fundamentally Different Approach

CD19 CAR T-cell therapy has demonstrated the ability to deeply deplete B cells in blood and tissues, with the potential to broadly reset the immune system. With a single dose, miv-cel has the potential to achieve deep B-cell depletion and immune reset to deliver durable drug-free, disease-free remission in autoimmune diseases. The goals of miv-cel, potentially achieved with a single administration, represents a major paradigm shift compared with current standard of care agents that may address disease symptoms or, at most, slow progression with chronic administration, but are not administered with curative intent.

Early Clinical Results of Miv-cel in Autoimmune Disease

From May 2023 to December 2024, we supplied miv-cel in named patient activities for the treatment of 40 patients in Germany through “Individueller Heilversuch”, or IH. Similar to expanded access or compassionate use in the United States, IH, also known as “named-patient basis access,” is a regulatory scheme in Germany that allows for the supply of a treatment that has not received marketing authorization for an individual patient in response to a request by the treating physician on behalf of the named patient. This option can be pursued for the expected benefit of a patient who has exhausted all available treatment options, under the discretion of the treating physician, with the patient’s consent. The use of miv-cel in the IH settings is not a substitute for, or intended to replace, our clinical trials. The goal is not to assess the effectiveness of a potential therapy, but rather to provide an individual patient with a possible efficacious approach when all other treatment options have failed, as determined by the patient’s physician. We do not anticipate that we will continue supplying miv-cel for additional IH activities in Germany outside of formal Kyverna-sponsored clinical trials; however, this experience has guided our clinical development and commercialization strategy.

The first patients with SPS and gMG treated at the miv-cel therapeutic dose of 1×108 CAR T cells/μL reported durable remissions beyond 24 months and required no ongoing treatment with immunosuppressants or glucocorticoids as of November 2025 and August 2025, respectively.

Miv-cel Safety Experience in Autoimmune Patients

Our patient experience provides us with a dataset to anchor our clinical development strategy and we believe supports the potential for a differentiated safety profile. In our compassionate use results summarized at a company symposium at the American College of Rheumatology, or ACR, in November 2024, we reported that we observed no high-grade ICANS or CRS following treatment with miv-cel across all 40 patients with at least 28 days of follow-up as of October 31, 2024. Lower-grade CRS and ICANS events were expected, transient and manageable. All events were first observed during the two weeks following treatment and fully resolved. Such data are not obtained using a single protocol or designed to be aggregated or reported as study results, and may be highly variable. Future clinical results, including in our clinical development program for miv-cel, may not confirm the safety observations discussed in the early clinical data from our trials, investigator-initiated trials and named patient activities.

NMOSD, neuromyelitis optica spectrum disorder; CIDP, chronic inflammatory demyelinating polyradiculoneuropathy

Our Programs

Stiff Person Syndrome (SPS)

SPS Disease Background

SPS is a rare, progressive neurologic autoimmune disease characterized by muscle stiffness and painful muscle spasms, impacting mobility and gait. Stiffness, rigidity, and spasms in the torso, arms, and legs lead to progressive disability, causing up to 80% of patients to lose mobility. SPS has been shown to lead to permanent disability and increased risk of mortality. Most patients with SPS have antibodies to glutamic acid decarboxylase 65 (GAD65) or the glycine receptor, which disrupt normal inhibitory neurotransmission, contributing to the hallmark symptoms of SPS. Based on epidemiology and claims data, the prevalence of SPS is estimated to be approximately 6,000 cases in the United States, of which between 2,000 and 2,500 are treated with off-label immunotherapies. Walking speed, which we have selected as the primary endpoint for our KYSA-8 pivotal Phase 2 clinical trial, is a holistic functional measure of stiffness and disability in SPS patients. The timed 25-foot walk test, or T25FW, is a validated tool to assess walking ability in clinical trials that has been used to measure stiffness and loss of mobility in SPS.

Current Treatment Paradigm

There are no FDA-approved therapies for SPS. Current therapies span four categories: symptomatic treatments such as muscle relaxants, anti-seizure medications, painkillers, and anti-inflammatory agents; off-label use of immunosuppressants and intravenous immunoglobulin, or IVIG; physical, speech and occupational therapy and other forms of supportive care; and psychiatric therapy including anti-depressants and benzodiazepines. For the 2,000 to 2,500 patients who receive off-label use of immunosuppressants and IVIG, approximately 80% have inadequate response to the therapies, and as such, continue to progress with active disease. These patients therefore represent the population with the highest unmet need for an approved, effective therapy.

We believe that a therapy that deeply depletes B-cells to reset the immune system may provide durable benefits for patients with SPS without the need for chronic treatment.

Miv-cel Clinical Development in SPS

We received RMAT designation from the FDA for the treatment of SPS in July 2024 and ODD from the FDA for the treatment of SPS in August 2024. We completed enrollment for our FDA-aligned, KYSA-8 registrational Phase 2 clinical trial of miv-cel in SPS in the second quarter of 2025 and reported positive topline results in the fourth quarter of 2025.

KYSA-8 is a single-arm registrational Phase 2 clinical trial in which patients with SPS, who had an inadequate response with non-approved treatment options, received a single dose of miv-cel. A total of 26 patients were dosed and followed through the primary analysis time point (week 16) with additional follow-up thereafter.

Our primary endpoint is change from baseline in the timed 25-foot walk, or T25FW, at 16 weeks after treatment. Secondary endpoints include other efficacy measures including the Modified Rankin Scale, or mRS, Distribution-of-Stiffness Index, or DSI, Hauser Ambulation Index, or HAI, as well as the Heightened Sensitivity Sale, or HSS.

The following figure shows the design for our KYSA-8 Phase 2 clinical trial in SPS:

Registrational Topline Data from KYSA-8 Phase 2 Clinical Trial in SPS

In December 2025, we reported positive topline results from our registrational Phase 2 clinical trial, KYSA-8. This trial in SPS represents the first completed registration-enabling trial in autoimmune CAR T. Overall, data demonstrated that a single treatment of miv-cel achieved highly statistically significant benefit on primary and all secondary efficacy endpoints, delivering meaningful and durable clinical benefits and reversing disability scores. Importantly, after a single dose of miv-cel, all patients discontinued their off-label immunotherapies, significantly reducing their treatment burden. Miv-cel was also well-tolerated, demonstrating a manageable safety profile that is consistent with the clinical experience of miv-cel to date.

As of the November 25, 2025 data cutoff, 26 patients with SPS were treated with a single dose of 1x108 CAR T cells. The median baseline T25W test was 11.1 seconds, compared to ~4-5 seconds for a healthy adult. The median DSI score was 3 points, with a range between 2 points to 6 points, which is the maximum. 88% of patients were GAD65-positive, the most common autoantibody associated with SPS, and 12% of patients are glycine receptor–positive. All patients previously had inadequate response to prior immunomodulatory therapy, which included IVIg, plasmapheresis, or rituximab.

On the primary endpoint, miv-cel demonstrated a robust and sustained improvement in mobility with a highly statistically significant improvement in T25FW (p=0.0003). The median improvement was 46% at week 16 as compared to baseline. In addition, 81% of patients exceeded a 20% improvement in T25FW, a threshold considered clinically meaningful.

On the secondary endpoints, miv-cel demonstrated highly statistically significant benefit (all p-values <0.0001) was also achieved across all secondary endpoints, including the mRS, DSI, HAI and HSS. Further, of the 12 patients who required a walking-aid device prior to treatment, 67% no longer needed assistance to walk at week 16.

Importantly, data showed that 100% of patients remained free of chronic immunotherapies for SPS, and no patients required rescue therapy as of the last follow up, highlighting miv-cel’s potential to provide unprecedented clinical benefit while significantly reducing or eliminating chronic treatment burden.

Miv-cel Achieved Statistically Significant Benefit on Primary and All Secondary Efficacy Endpoints

Primary Endpoint: Robust and Sustained Improvement in Mobility. All Patients Remained Free of Immunotherapies Through the Last Follow Up

Immunotherapy defined as off-label immunosuppressants (e.g., prednisone), rituximab and/or intravenous immunoglobulin.

Miv-cel was well-tolerated, with no high-grade cytokine release syndrome, or CRS, or immune effector cell-associated neurotoxicity syndrome, or ICANS, observed. Grade 3/4 neutropenia, a known adverse event associated with CAR T treatments, was observed in certain patients and was manageable.

Based on the positive data, we plan to file our BLA for SPS with the FDA in the first half of 2026. The primary analysis of our KYSA-8 trial will be shared at the 2026 AAN Annual Meeting.

Named Patient Case Reports of Miv-cel for Treatment of SPS

In total, three patients with SPS have been treated with miv-cel on a named patient basis through IH, a form of compassionate use. We believe these results reported in a peer-reviewed journal, academic conferences, and our other public disclosures, address our mission to prioritize patient needs while providing us insight to help de-risk future Kyverna-sponsored clinical trials.

The results of the first SPS patient treated with miv-cel on a named patient basis have been published in PNAS in June 2024. We also reported the results observed in the first two SPS patients treated on a named patient basis in a company symposium at the European Committee for Treatment and Research in Multiple Sclerosis, or ECTRIMS, in September 2024 as well as in our own disclosures. These two SPS patients represent all SPS patients treated on a named patient basis who did not have comorbidities that would have excluded them from the KYSA-8 trial, and therefore we believe their results may be most helpful to understanding the potential of miv-cel in SPS. In both patients, miv-cel treatment resulted in a reduction of pathogenic autoantibody levels. Both patients demonstrated rapid and robust improvements in T25FW measurements by week 16 estimated from measurements of walking speed by the treating physicians originally measured in meters per second. These improvements in walking were stable and durable over time. Treatment with immunosuppressants was eliminated in both patients. Measurements exclude physiologic replacement steroids at doses of ≤7.5 mg/day. Based on the last update from the treating physicians as of May 2025 and November 2025, respectively, both patients maintained durable efficacy and remained off immunosuppressive therapy for over 15 to 26 months. These results are reinforced by positive registrational data from our KYSA-8 clinical trial in SPS.

A third SPS patient treated with miv-cel on a named patient basis was affected with severe and refractory progressive encephalomyelitis with rigidity and myoclonus, or PERM. SPS patients with PERM are not included in our registrational KYSA-8 clinical trial. PERM is a rare condition affecting approximately 5% of SPS patients.

Despite having PERM, the patient experienced a delayed improvement in quality of life and anxiety-related symptoms. In addition, miv-cel had a positive impact on the patient’s motor symptoms, including increased muscle strength and reduced spasticity and the frequency of evoked muscle spasm and stiffness.

Myasthenia Gravis (MG)

MG Disease Background

MG is a B-cell and antibody-mediated neuromuscular autoimmune disease that causes muscle weakness and fatigue, potentially manifesting in trouble speaking, difficulty chewing and swallowing, shortness of breath, and, most severely, respiratory failure, which can be life-threatening. MG is caused by autoantibodies produced by B-cells that lead to an immunological attack on critical signaling proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. The symptoms of the disease can be transient and in the early stages of the disease can remit spontaneously. However, as the disease progresses, symptom-free periods become less frequent and disease exacerbations can last for months. Disease symptoms reach their maximum levels within two to three years of diagnosis in approximately 80% of patients. Up to 20% of MG patients experience respiratory crisis at least once in their lives. It is estimated that there are approximately 100,000 total patients diagnosed with MG in the U.S. Of these patients, approximately 80%, or 80,000 patients, have seropositive gMG and approximately 20%, or 20,000 patients, have ocular and seronegative MG.

Most patients with gMG have antibodies to the acetylcholine receptor, or AchR, which is the receptor for the neurotransmitter acetylcholine. The presence of these autoimmune antibodies blocks the signaling from neurons to muscles, which results in outward signs of muscle weakness. The pathology in gMG arises not only from the interruption of signal transduction, but also from the physical destruction of the post-synaptic membrane through activation of the complement system, which can lead to complement-driven lysis of the post-synaptic membrane.

Current Treatment Paradigm

Early-stage MG is symptomatically treated by the use of acetylcholinesterase inhibitors, which block the breakdown of acetylcholine, compensating for some of the loss of receptors due to the autoimmune antibodies targeting AchR. As the disease progresses, in severity to gMG, patients are typically treated with immunomodulatory agents including immunosuppressive therapies such as steroids or methotrexate, rituximab, IVIG, FcRn blockers, and complement inhibitors. These therapies are chronically administered, are costly, and often have transient impacts. It is estimated that approximately 50% of total diagnosed gMG patients (or ~40,000 patients) have inadequate response to immunosuppressants and approximately 15% of total diagnosed gMG patients (or ~12,000 patients), have inadequate response to at least one biologic, defined as immunomodulatory therapies including FcRn blockers, complement inhibitors, rituximab or chronic IVIg use.

We believe that a therapy that deeply depletes B cells to reset the immune system may provide a differentiated approach to current therapies, and the potential for durable benefits for patients with gMG without the need for chronic treatment.

Miv-cel Clinical Development in gMG

We received RMAT designation from the FDA for the treatment of MG in August 2024, Orphan Drug Designation from the FDA for the treatment of MG in April 2024, and Orphan Drug Designation from the EMA for the treatment of MG in November 2024.

As of August 2024, we initiated our KYSA-6 Phase 2 single-arm, open-label, multicenter, global trial in adult patients with gMG. The trial included an initial cohort of six patients. Following the completion of enrollment and a successful end-of-Phase 2 meeting with the FDA, we aligned with the FDA to amend our KYSA-6 Phase 2 clinical trial into a Phase 2/3 registrational trial.

In October 2025, we reported positive interim data for six patients from our Phase 2 clinical trial and in December 2025, we enrolled our first patient in the Phase 3 portion of KYSA-6 clinical trial.

KYSA-6 Phase 2 Clinical Trial in gMG

Our KYSA-6 Phase 2 clinical trial is a single-arm, open-label, multicenter, global trial. Primary endpoints are myasthenia gravis activities of daily living score, or MG-ADL, at 24 weeks and incidence and severity of adverse events. Secondary endpoints included Quantitative Myasthenia Gravis, or QMG, and Myasthenia Gravis Composite, or MGC, scores.

Interim Results for Phase 2 Clinical Trial in gMG

We reported positive interim data from our Phase 2 clinical trial in October 2025. As of the October 3, 2025 data cut-off, six patients with moderate to severe gMG (mean MG-ADL 11.2, QMG 17.3, MGC 21.8) and an average disease duration of 5.3 years (1.7-13.3) were treated with a single dose of 1×108 CAR T cells. All patients had failed prior immunosuppressant therapies such as FcRns and complement inhibitors. At data cut-off, duration of follow-up after miv-cel infusion was up to 36 weeks.

On efficacy, 100% (6/6) of patients achieved clinically meaningful, robust, rapid, and sustained reductions in MG-ADL and QMG scores from baseline regardless of prior biologic exposure. The mean reductions of MG-ADL and QMG scores were -8.0 points and -7.7 points at 24 weeks, respectively, with deep responses seen as early as two weeks. Further, 100% (6/6) of patients responded, achieving a ≥3-point from baseline reduction in both MG-ADL and QMG.

Of the patients with at least 24 weeks of follow-up (3/6), two achieved minimal symptom expression, or MSE, defined as an MG-ADL score of 0 or 1. In addition, 100% (6/6) of patients achieved clinically meaningful response by MGC with a mean reduction of -12 points at 24 weeks.

Miv-cel also significantly reduced treatment burden up to 24 weeks after a single dose, with 100% of patients free of nonsteroidal immunosuppressants, high-dose steroids (>10mg), and FcRn and complement inhibitors.

Miv-cel Demonstrated Rapid, Robust, and Sustained Reductions in MG-ADL and QMG

October 3, 2025 data cut off. BL, baseline; MG-ADL, myasthenia gravis activities of daily living; QMG, quantitative myasthenia gravis.

Miv-cel was well-tolerated with no new safety signals observed. Importantly, no high-grade (Grade ≥3) CRS and no ICANS events were observed. Two patients had transient Grade 3/4 neutropenia, a known and manageable adverse event associated with CAR T treatments, that resolved within ten days of infusion. One patient experienced a serious adverse event of Grade 4 neutropenia, an expected adverse event, which improved with standard supportive care to Grade 1 at data cut off.

Safety	Patients (n=6)
CRS (any Grade), n (%)	6 (100)
Grade 1	4 (67)
Grade 2	2 (33)
ICANS (any Grade), n (%)	0 (0)
Grade 3/4 TEAEs, n (%)	3 (50)
Neutropenia	3 (50)
Lymphopenia	1 (17)
Lymphocyte count decreased	1 (17)
Any treatment-related serious AE, n (%)	1 (17)

Overall, data demonstrated that miv-cel achieved robust, rapid and sustained improvements regardless of prior biologic exposure, with the majority of patients at or trending to MSE at interim readout. In addition, data demonstrated the potential for miv-cel to remove background therapies for patients, significantly reducing treatment burden. Importantly, miv-cel was well-tolerated. Altogether, we believe these compelling results demonstrate miv-cel’s potential to change the treatment paradigm in gMG. Updated Phase 2 data from our KYSA-6 trial in gMG will be shared at the 2026 AAN Annual Meeting.

KYSA-6 Phase 3 Clinical Trial in gMG

The Phase 3 portion of the KYSA-6 Phase 2/3 clinical trial is an open-label, randomized, controlled study in adults with gMG seeking to demonstrate the superiority of miv-cel compared to standard-of-care, or SOC, which could include traditional agents or complement pathway inhibitors.

The Phase 3 portion of the trial will include approximately 60 patients randomized 1:1 to receive either a single infusion of miv-cel or continue SOC therapy. The co-primary endpoints are a change from baseline in MG-ADL and QMG scores at 24 weeks compared to the SOC treatment arm. A key secondary endpoint is the change from baseline in MGC score at 24 weeks compared to the SOC treatment arm.

Other endpoints will further seek to measure the magnitude of the anticipated clinical impact, reporting the proportion of patients demonstrating a ≥3-point reduction in MG-ADL score, achieving MSE, and remaining off immunosuppressant therapy following treatment at week 24.

Patients initially randomized to the SOC treatment arm will ultimately have the option to crossover and receive miv-cel.

In addition, distinct from most gMG trials, KYSA-6 is designed to assess the impact of miv-cel as a standalone treatment in the absence of concurrently maintained background immunosuppressive therapy, thereby enabling evaluation of its potential to deliver durable drug-free, disease-free remission.

We believe the substantial clinical effect size observed in gMG patients from interim data of our Phase 2 clinical trial further supports our Phase 3 powering assumptions, efficient trial size, and co-primary endpoint measurement, thereby increasing our confidence in the trial’s probability of success. We remain focused on advancing enrollment for the Phase 3 clinical trial in 2026.

Named Patient Case Reports of Miv-cel for Treatment of gMG

In total, three patients with gMG have been treated with miv-cel on a named patient basis through IH, a form of compassionate use. While we do not expect to be able to use the efficacy results from these case reports in our application for marketing approval to the FDA or other foreign regulatory agencies, we believe that these results reported in a peer-reviewed journal, academic conferences, and our own disclosures address our mission to prioritize patient needs while providing us insight to help de-risk future Kyverna-sponsored clinical trials.

The results of the first gMG patient treated with miv-cel have been published in Lancet Neurology and in our own disclosures. The patient was refractory to other treatments and had severe and highly refractory disease, with difficulties swallowing and breathing, the inability to walk without assistive devices and several prior myasthenic crises, resulting in five ICU admissions requiring invasive ventilation in the 18 months prior to miv-cel infusion. Following miv-cel infusion, the patient was not observed to experience any adverse events related to miv-cel treatment. A 70% reduction in pathogenic autoantibodies was reported at day 62 while protective vaccination IgG titers were maintained. Following treatment with miv-cel, the patient was observed to have improved muscle strength based on enhanced walking ability without any supportive measures, reduction of the clinical multiparameter Besinger disease activity score, and reduction of the QMG scores. At greater than 24 months of follow-up from treatment with miv-cel, this patient continues to report durable remission and require no ongoing treatment with immunosuppressants or glucocorticoids.

The results from this first patient and two additional gMG patients treated with miv-cel on a named patient basis were reported at a company symposium at ECTRIMS in September 2024 and also in our own disclosures. These are the first three gMG patients treated with miv-cel who did not have comorbidities that would have excluded them from the KYSA-6 trial.

In all three patients, MG-ADL scores improved substantially, from 3 in one patient and 7 in two patients to zero within 30 to 90 days after miv-cel treatment. These improvements were stable and durable over time. In addition, all patients achieved rapid and sustained reductions in QMG scores. Importantly, treatment with immunosuppressants was eliminated in all three patients, with no immunosuppressive therapies. Measurements exclude physiologic replacement steroids at doses of ≤7.5 mg/day. As of the last update from treating providers in August 2025, all three patients maintained durable efficacy and remained off immunosuppressive therapy ranging from 15 to over 24 months after treatment. These results are reinforced by positive data from our KYSA-6 Phase 2 clinical trial in gMG.

Additional Pipeline Opportunities

Our KYSA studies as well as IITs evaluate additional opportunities for miv-cel beyond our priority indications. These opportunities include progressive multiple sclerosis, rheumatoid arthritis, lupus nephritis and systemic sclerosis. Data from these efforts will inform selection of the next priority indication(s) to accelerate into late-stage development.

Multiple Sclerosis

MS Disease Background

MS is a chronic autoimmune disease causing neurodegeneration, in which patients can experience a range of symptoms including blurred vision, slurred speech, tremors, numbness, extreme fatigue, problems with memory and concentration, and, in severe cases, the inability to walk or stand. B cells play a significant role in MS by producing autoantibodies that attack the protective sheath around nerves, activating T cells, and increasing inflammation. Current disease-modifying treatments for MS aim to reduce the frequency of disease relapses and delay progression of disability, but the disease remains a chronic condition that will progressively worsen for most patients. Approximately 15% of patients with MS are diagnosed with primary progressive MS. Among the remaining 85% who are diagnosed with relapsing remitting MS, the majority may advance to secondary progressive MS as part of the natural course of the disease. Progressive MS is defined by steady worsening of symptoms without clearly defined periods of remission or relapse. Treatment options for progressive MS remain limited, and there is a critical need for novel therapies that can slow or halt the ongoing neurodegeneration that leads to progressive disability in these patients.

Miv-cel Clinical Development in Progressive MS

We have initiated IITs with Stanford Medicine, or Stanford, and the University of California, San Francisco, or UCSF, to evaluate miv-cel in the treatment of progressive MS.

Stanford is conducting an open-label, Phase 1, single-center clinical trial of miv-cel in patients with non-relapsing progressive MS, either secondary progressive MS or primary progressive MS. Six patients were enrolled and infused with either 33M (n=3) or 100M (n=3) CAR+T cells dose levels using a bendamustine lymphodepleting regimen, with up to 12 months of follow-up.

UCSF is conducting an open-label, Phase 1, single-center clinical trial of miv-cel in patients with treatment refractory progressive MS. Two patients were enrolled in the trial and received 33M CAR+T cells with up to 48 weeks of follow-up.

Phase 1 IIT data of miv-cel in the treatment of progressive MS was presented by Stanford and UCSF, at the 2025 and 2026 Americas Committee for Treatment and Research in Multiple Sclerosis, or ACTRIMS, Forums, the 2025 ECTRIMS Congress and the 2025 AAN Annual Meeting.

In the six patients treated at Stanford (four with follow up visits to date) and two at UCSF, 83% (5/6) of patients with available data achieved improvements in their disability scores, as measured by the expanded disability status scale scores (EDSS), with the remaining patient showing stability at the last follow up. Notably, all patients remained off other immunomodulatory therapies. The Stanford study also assessed fatigue scores in patients. Among Stanford patients with available data, all (4/4) had improvements in scores from baseline, further reinforcing the treatment effect of miv-cel. Further, miv-cel was also well-tolerated with no high-grade CRS or ICANS. Data continue to underscore miv cel’s ability to penetrate the central nervous system to drive deep, B cell depletion, potentially enabling an immune reset.

We believe these are encouraging early results highlight miv-cel’s broader potential within neuroimmunology autoimmune diseases. We expect to share additional Phase 1 IIT data in MS in 2026.

Rheumatoid Arthritis

RA Disease Background

RA is a chronic and systemic autoimmune disease in which the immune system attacks the lining of the joints, causing persistent inflammation that leads to pain, swelling, disability and stiffness of multiple joints. Over time, ongoing immune activity can erode cartilage and bone, resulting in progressive joint damage and deformity. RA can also cause inflammation in other organs, including blood vessels, the lungs and heart, contributing to fatigue and overall reduced quality of life. Autoantibodies produced by B cells, most notably rheumatoid factor, or RF, and anti-citrullinated protein antibodies, or ACPAs, represent a hallmark of RA and play a key role in driving disease. While current therapies, including biologic and targeted synthetic agents, aim to manage symptoms and slow or prevent joint damage, many patients continue to experience persistent disease activity or lose response over time.

Miv-cel Clinical Development in RA

We have initiated an IIT with Charité, University of Berlin to evaluate miv-cel in the treatment of difficult-to-treat rheumatoid arthritis.

The COMPARE trial is an open-label, randomized, controlled Phase 1/2 clinical trial evaluating miv-cel against the anti-CD20 monoclonal antibody rituximab in patients with ACPA-positive, treatment-refractory RA with moderate to high disease activity.

All six patients enrolled in the Phase 1 portion of the clinical trial displayed highly refractory disease and had failed a mean of 5.8 prior biologic and targeted synthetic disease-modifying anti-rheumatic drugs, or DMARDs, before entering the trial and receiving a single infusion of 1×108 miv-cel CD19 CAR T cells with follow-up ranging from 28-175 days. The primary endpoint for the Phase 1 clinical trial was safety and tolerability with patients additionally evaluated for efficacy and key biomarkers of RA.

In October 2025, results from the Phase 1 portion of the clinical trial were presented by Charité at the American College of Rheumatology, or ACR, Convergence 2025. Results demonstrated miv-cel’s significant reduction in disease-associated autoantibodies and impact on disease activity in patients with heavily pre-treated, refractory RA. In addition, miv-cel demonstrated a well-tolerated safety profile that is consistent with observations from the over 100 patients treated with miv-cel to date.

These results supported the initiation of the randomized Phase 2 portion of the IIT, which is currently ongoing with patient enrollment completed. We expect to report Phase 2 IIT data of miv-cel in RA in 2026.

Lupus Nephritis (LN)

LN Disease Background

LN is a type of kidney disease that develops in about half of adult patients with systemic lupus erythematosus, or SLE, and is a major cause of morbidity and mortality in SLE. SLE is an autoimmune disease that arises when the immune system develops antibodies against common antigens such as double-stranded DNA, or dsDNA, or components of the cell nucleus. In LN, immune complexes containing autoantibodies, their antigens and other components of the immune system impair the ability of the kidneys to properly filter the blood and regulate fluid levels. LN patients can experience fatigue, hypertension, blood and excessive protein in their urine, osteoporosis and edema. Up to 50% of SLE patients will develop LN, and 30% of LN patients will develop end-stage kidney disease and require dialysis or transplant.

Current treatments for LN focus on minimizing permanent kidney damage. Newer recommendations from the ACR recommend triple therapy with immunosuppressant agents with a combination of a glucocorticoid, mycophenolate, and belimumab, marketed as Benlysta®, or a calcineurin inhibitor. Many patients fail to achieve complete remissions with approved therapies and treatment options for refractory patients are limited. LN can progress aggressively, requiring prompt treatment to avoid permanent kidney damage which can arise following a single disease flare. Long-term high-dose immunosuppression for the treatment of LN is associated with significant treatment toxicity.

There are an estimated 70,000 to 100,000 SLE patients in the United States that are diagnosed with LN. We estimate that there are up to 40,000 LN patients in the United States with Class II, III or IV LN that are refractory to current therapies.

Miv-cel Clinical Development in LN

We have completed enrollment for two clinical trials in patients with LN, KYSA-1 and KYSA-3. KYSA-1 is an open-label, multicenter, U.S.-based dose escalation trial in adult patients with refractory LN for which we have completed the dose escalation cohort. The primary endpoints of KYSA-1 are the incidence of adverse events and laboratory abnormalities and the frequency of dose-limiting toxicities. Secondary endpoints of KYSA-1 include characterizing pharmacokinetics and pharmacodynamics, evaluating disease-related biomarkers, evaluating efficacy including Complete Renal Response, or CRR, and time to CRR, and evaluating immunogenicity. KYSA-3 is a similar trial based in Germany. The Phase 1 primary endpoints of KYSA-3 are the incidence of adverse events and laboratory abnormalities and the frequency of dose-limiting toxicities. Secondary endpoints include evaluating disease-related biomarkers, efficacy, including CRR and time to CRR, and immunogenicity. In total, we have enrolled 9 patients across KYSA-1 and KYSA-3, of which 6 are at the therapeutic dose (100M CAR+T cells). We believe that the data from these 9 patients will be sufficient to inform the next stage of our clinical development in LN. Our current KYSA-1 and KYSA-3 clinical trial designs in LN are shown below.

Early results available as of October 31, 2024 in four patients with LN treated with the therapeutic dose of miv-cel (100M CAR+T cells), including one patient treated on a named patient basis, one patient treated on a single-patient IND, and two patients treated in the KYSA-3 clinical trial, were reported at a company symposium at ACR in November 2024. While we do not expect to be able to use the efficacy results from named patient case reports in our application for marketing approval to the FDA or other foreign regulatory agencies, we believe that these results address our mission to prioritize patient needs while providing us insight to help de-risk future Kyverna-sponsored clinical trials.

The results observed in these first four LN patients are shown in the graphs below. In all four patients, miv-cel treatment resulted in a reduction of dsDNA autoantibody levels. Miv-cel treatment also stabilized kidney function for all four patients, measured as no substantial change in estimated glomerular filtration rate and a reduction of urinary protein-to-creatinine ratio, that improved to below 0.5 g/g in two patients, consistent with criteria for CRR. Treatment with immunosuppressants was eliminated in all four patients, with no immunosuppressive therapies being used at greater than 180 days of follow-up for all four patients. Measurements exclude physiologic replacement steroids at doses of ≤7.5 mg/day.

UPCR, urine protein creatinine ratio; EGFR, estimated glomerular filtration rate.

Updated from Kyverna Symposium at ACR Convergence, November 18, 2024. Washington, D.C. 4 patients include: 1 IH patient, 1 sIND patient and 2 KYSA patients.

Miv-cel therapeutic dose is 1×108 CAR T cells/μL. Data cutoff October 31, 2024.

*Data shown for immunosuppressant and immunomodulatory agents only; does not include physiologic replacement steroids ≤7.5 mg/day. †Baseline is day 0-14 for UPCR.

We expect to report Phase 1 data of miv-cel in LN in a peer-reviewed publication in 2026.

Manufacturing Capabilities and Industrialization of Autologous CAR T-cell Therapies

We have developed a robust manufacturing process for miv-cel and partnered with ElevateBio BaseCamp, Inc., or Elevate, and Minaris Advanced Therapies Inc, or MAT, two experienced contract development and manufacturing organizations, to generate miv-cel for our Kyverna-sponsored clinical trials, investigator-initiated trials and named patient activities. We have FDA-alignment on our CMC strategy and believe our manufacturing partnerships and ongoing process innovations position us to support a potential BLA filing in first half of 2026, SPS commercial launch, and longer-term pipeline growth.

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

KYV-102 leverages the same fully human, clinically validated CD19 CAR-T construct as miv-cel and incorporates a proprietary, next-generation process that utilizes whole blood with a rapid manufacturing approach. We intend to broaden CAR T patient access while reducing costs with KYV-102 by eliminating the need for apheresis starting material and reducing the manufacturing turnaround time from conventionally manufactured CAR T-cell products. We filed an investigational new drug, or IND, application for KYV-102 in the second half of 2025. With our IND accepted by the FDA in January 2026, we plan to share our development strategy for KYV-102 in 2026.

KYV-201, an Allogeneic CD19 CAR T-cell Product Candidate

Over the longer term, we believe that some patients may benefit from an off-the-shelf CD19 CAR T-cell therapy manufactured from healthy donors. To that end, we established a partnership with Intellia to create allogeneic T-cell therapies. Through this partnership, we are developing KYV-201, an allogeneic version of miv-cel that combines Intellia’s world-leading expertise in gene editing with both our Hu19-CD828Z CAR construct and our broad network of clinical collaborators.

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

Manufacturing

Manufacturing of both autologous and allogeneic cell therapies requires multiple components and is complex. There are many similarities in the processes for both kinds of therapies. We do not own or operate, and currently have no plans to build, our own clinical or commercial scale manufacturing capabilities. We currently contract with third-party contract manufacturing organizations, or CMOs, to produce our product candidates in accordance with the FDA’s current Good Manufacturing Practices, or cGMPs, regulations for use in our clinical studies, and qualified suppliers with the same cGMP requirements for supply of critical materials, such as lentiviral vector, required to be incorporated into the product candidates. Most of these CMOs have capabilities for commercial manufacturing. All of our manufacturing operations performed by our CMOs are subject to the requirements of cGMPs, and, if applicable, the FDA’s current good tissue practice, or cGTP, requirements for the use of human cellular and tissue products, as described in regulations from the FDA, the Code of Federal Regulations, and equivalent regulations in all regions where our clinical candidates are studied.

Under our Development and Manufacturing Services Agreement with Elevate, dated July 2023, or the Elevate Agreement, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our miv-cel product candidate.

We are also developing Ingenui-T, a manufacturing process designed to improve patient experience and manufacturing capabilities through partnerships with world-class organizations in cell therapy manufacturing. Under the Elevate Agreement, Elevate is also undertaking process development services for the development of a rapid whole blood manufacturing process for our CAR T-cell products, including KYV-102.

Pursuant to our Licence and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, or the Oxford Agreement, Oxford provides lentiviral vector for clinical and commercial use in our product candidates. Under the master services agreement with MAT, MAT’s facility in Philadelphia, Pennsylvania, provides us with certain customized cell manufacturing, release and testing services for our miv-cel product candidate.

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for our product candidates because they are still in development. However, as we approach potential regulatory approval for our product candidates, if any, we expect to begin defining and developing strategies, including pricing, reimbursement, distribution channels and other planning. Our commercial strategy may include the use of strategic partners, distributors, or the establishment of our own commercial sales force. In 2026, we expect to begin hiring key personnel to support these strategic activities.

Competition

The biopharmaceutical industry is characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our product candidates, if approved, may address multiple markets. Ultimately, the diseases our product candidates target and for which we may receive marketing authorization will determine our competition. There are competing programs under development by other companies for our targeted indication scope, which is B-cell-driven autoimmune diseases. Life sciences companies have been focused on similar therapeutics for B-cell-driven autoimmune disease, including autologous and allogeneic CAR T-cell candidates as well as emerging in-vivo platforms and engineered immunotherapy approaches such as T-cell engagers. Our product candidates, if approved, will have to compete with existing therapies and potential new therapies that may become available in the future. We face potential competition from many different sources, including larger and better-funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. In many cases, the companies with competing programs will have access to greater financial, technical, manufacturing, marketing, sales and supply resources, will have more expertise and experience than us and may be more advanced in those programs. Moreover, we may also compete with universities and other research institutions that may be active in research in our target indications and could be in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We believe our current and future competition can be grouped into the following broad categories:

•
Companies working to develop biologics and other modalities, including large pharmaceutical and biotech companies;
•
Companies developing cell and gene therapies, including CAR-T or related engineered immune cell therapies targeting autoimmune diseases; and
•
Organizations providing stem cell transplant therapies, including hospitals and clinics.

Companies developing biologics and other modalities include Roche Holding AG (currently markets Rituxan (rituximab), which is used for a broad number of autoimmune diseases and Ocrevus (ocrelizumab), both of which target CD20 on B cells), and others who have biologics aimed at other targets relevant to autoimmune diseases, including, for example, AbbVie, Johnson & Johnson, Bristol Myers Squibb and Novartis. Potential competitors developing cell and gene therapies include Cabaletta Bio, Inc., and Cartesian Therapeutics, Inc. In terms of organizations providing stem cell transplant therapies, the procedure for stem cell transplants is non-proprietary and is performed by medical hematologists and oncologists in hospitals and clinics throughout the world.

If we successfully obtain approval for any of our product candidates, we believe that the key competitive factors that will affect the success of these candidates will be efficacy, safety, tolerability, convenience, price and the availability of reimbursement from government and other third-party payors relative to such competing products.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.

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

Our patent portfolio is built with a goal of establishing broad protection that generally includes, for the product candidates, claims directed to compositions of matter, pharmaceutical compositions or formulations, methods of manufacturing and methods of treatment. We are seeking and maintaining patent protection in the United States and key foreign jurisdictions where we intend to market our product candidates, if they are approved. Our patent portfolio includes a combination of pending patent applications solely owned by us and patents and pending patent applications licensed from the National Institutes of Health, or the NIH. As of December 31, 2025, our patent portfolio comprises nine distinct patent families protecting our technology relating to our product candidates.

We in-license a patent family from the NIH relating to the CD19 CAR of our miv-cel, KYV-102, and KYV-201 product candidates. This patent family includes granted U.S. patents that include composition of matter claims. This patent family also includes patents granted in Australia, China, the European Patent Organization (validated in France, Germany, Ireland, Italy, Spain, and the United Kingdom), Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Saudi Arabia, and Singapore, and pending patent applications in Australia, Canada, the European Patent Organization, Hong Kong, Israel, India, Japan, South Korea, Mexico, and the United States. The granted patents and the pending patent applications in this patent family, if issued, have a nominal expiration date of 2035, without accounting for any available patent term adjustments or extensions.

With respect to the miv-cel product candidate, we own two patent families directed to methods of treating autoimmune diseases, such as LN, using T cells expressing a CD19 CAR. The first patent family includes a pending U.S. utility patent application, and pending patent applications in Europe and Taiwan. The second patent family includes pending patent applications in Australia, Brazil, Canada, the European Patent Organization, Hong Kong, Israel, Japan, South Korea, and the U.S. The U.S. patent application of the first patent family, if issued, would expire in 2042, without accounting for any available patent term adjustments or extensions. The remaining patent applications in the two patent families, or patent applications claiming priority to them, if issued, would have nominal expiration dates of 2043, without accounting for any available patent term adjustments or extensions.

We also own three patent families directed to methods of treating various autoimmune diseases using T cells expressing a CD19 CAR. The first patent family includes a pending international PCT patent application, a pending patent application in Taiwan and a pending U.S. utility patent application, directed to methods of treating myasthenia gravis and stiff person syndrome. The second and third patent families each include a pending international PCT patent application and a pending patent application in Taiwan, directed to methods of treating systemic sclerosis and MS, respectively. Patent applications in these patent families, or patent applications claiming priority to them, if issued, would have nominal expiration dates of 2044, without accounting for any available patent term adjustments or extensions.

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

With respect to manufacture of CAR T cells, for example, in the KYV-102 product candidate, we own two patent families directed to methods of producing CAR T cells using specific, shortened manufacturing processes that may use whole blood as a starting material and may improve cell product quality. Both patent families include pending PCT International non-provisional patent applications. Non-provisional patent applications entering national and/or regional stages claiming priority to these PCT International patent applications, if issued, would have a nominal expiration date of 2044, without accounting for any available patent term adjustments or extensions.

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

Further, we have and will continue to pursue trademark protection for our company name and brand, as well as slogans and taglines and logos. As of February 17, 2026, we owned two registered trademarks in the United States and 16 registered trademarks in foreign jurisdictions comprising or incorporating the term “KYVERNA.” As of February 17, 2026, we owned two registered trademarks in the United States and eight registered trademarks in foreign jurisdictions comprising the Kyverna Compass Logo ().

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

Our biopharmaceutical product candidates must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

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
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice requirements, or GCPs, and other clinical trial-related regulations to establish the safety and efficacy of the proposed drug product candidate for its proposed indication;
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

The data required to support a BLA is generated in two distinct development stages: preclinical and clinical. The preclinical development stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The conduct of the preclinical studies must comply with federal regulations, including GLPs. The sponsor must submit the results of the preclinical studies together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, as well as other information, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug or biologic product candidate at any time before or during clinical trials due to safety concerns, non-compliance or other issues affecting the integrity of the trial. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

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

The clinical stage of development involves the administration of the drug or biologic product candidate to healthy volunteers and patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap. Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the drug product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability, adverse effects, dosage, distribution, excretion and safety of the drug product candidate and, if possible, to gain early evidence on effectiveness. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials (also referred to as confirmatory trials, pivotal trials, registrational trials or adequate and well-controlled trials) generally involve large numbers of patients at multiple sites, in multiple countries, and are designed to provide the data necessary to demonstrate the efficacy of the product for its intended use and its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA. In certain instances, FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval trials are sometimes referred to as Phase 4 clinical trials. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and further document clinical benefit in the case of drugs approved under Accelerated Approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products or other consequences.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA; written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse reactions, findings from other studies suggesting a significant risk to humans exposed to the biologic, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, a data safety monitoring board or committee may halt the clinical trial if it determines that there is an unacceptable safety risk. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

BLA and FDA Review Process

Following trial completion, trial data are analyzed to assess safety and efficacy. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling for the product and information about the manufacturing process and facilities that will be used to ensure product quality, results of analytical testing conducted on the chemistry of the drug or biologic product candidate and other relevant information. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity, potency and efficacy, which is demonstrated by extensive non-clinical and clinical testing. The application may include both negative or ambiguous results of preclinical and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a product, or from a number of alternative sources, including studies initiated by investigators. The FDA reviews each BLA submitted to ensure that it is sufficiently complete for substantive review before it accepts it for filing. It may request additional information rather than accept a BLA for filing. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

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

After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe, pure, potent and effective for its intended use, and whether the drug product candidate is being manufactured in accordance with cGMP to assure and preserve the drug product candidate’s identity, strength, quality, purity and potency. The FDA may refer applications for novel drug product candidates or drug product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will conduct its own analysis of the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of a BLA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

Before approving a BLA, the FDA will conduct a pre-license or pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMPs and, if applicable, cGTP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving a BLA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter describes the specific deficiencies in the BLA identified by the FDA. The Complete Response

Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

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

Breakthrough Therapy Designation

A product can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a drug product candidate be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the drug product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical trials is as efficient as practicable. Breakthrough therapy designation does not change the standards for approval but may expedite the development or approval process.

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

We cannot be sure that any of our biologic candidates will qualify for any of these expedited development, review and approval programs, or that, if a biologic does qualify, that the product candidate will be approved, will be accepted by FDA as part of any such program or that the review time will be shorter than a standard review.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Manufacturers are also subject to record requests from FDA that demonstrate cGMP compliance through data and other information. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market or other administrative or judicial enforcement.

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

In order to secure coverage and reimbursement for any drug or biologic product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the drug product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our drug product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Additionally, one third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the product or service, and the level of coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process will often require us to provide scientific and clinical support for the use of our products to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs, including biologics, have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, in 2023, the Centers for Medicare and Medicaid Services initiated the Cell and Gene Therapy, or CGT, Access Model. This voluntary payment model is designed to test whether a CMS-led approach to developing and administering outcomes-based agreements for cell and gene therapies would improve Medicaid beneficiaries’ access to innovative treatment. Although the Trump Administration revoked the Executive Order under which this voluntary model is being conducted, CMS had proceeded with implementing the CGT model. States began participating in the model in 2025. The possible impact of the CGT model is uncertain. In addition, at the U.S. state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or provider reimbursement constraints, patient out-of-pocket cost caps for certain classes of therapy, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations in the United States and our current and future arrangements with clinical investigators, healthcare providers, consultants, third-party payors and patients may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include: the federal Anti-Kickback Statute, the False Claims Act, and the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, or HIPAA.

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution.

Although we would not submit claims directly to payors, drug or biologic manufacturers can be held liable under the federal civil False Claims Act, which imposes civil penalties against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. Although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. Our future sales and marketing activities, including price reporting activities for our products, if approved, are subject to scrutiny under this law.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Additionally, we may be subject to data privacy and security regulations by both the federal government and states in which we conduct our business. For example, HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal

HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. HIPAA also has criminal penalties for violations of its prohibition of among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties. Requirements for compliance under HIPAA are also subject to change, as the U.S Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

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

Additionally, the FTC’s Health Breach Notification Rule applies to health apps and other similar technologies and includes breach notification requirements. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In order to distribute products commercially, we must comply with federal and state laws relating to drug supply chain traceability and that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Federal laws require the implementation of systems to provide, capture, and maintain information about transactions involving drug products distributed within the United States and the trading partners who engaged in such transactions. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies regularly scrutinize interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities can be time-and resource-consuming, and can divert a company’s attention from the business.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through the first half of 2032. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021 and subsequent legislation, Medicare payments to providers will be further reduced. Legislation enacted in 2025 eliminated the impact of the estimated budget deficit increases by setting the scorecard used to determine the need for such reductions (sequestration) equal to zero.
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

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. HHS has generally won the substantive disputes in these cases. Certain of these cases continue to be appealed. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access, marketing cost disclosure, transparency measures and other measures designed to encourage importation from other countries and bulk purchasing. In January 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow as other states have submitted importation program proposals. The Trump Administration has publicly supported such state-directed importation programs, and the FDA has taken steps to facilitate such states in initiating such programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Additionally, laws governing privacy and data protection continue to be considered both in the United States and in foreign jurisdictions. The uncertainty, ambiguity, complexity and potential inconsistency surrounding the implementation and interpretation forthcoming and changing laws exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal information and protected health information. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

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

Other General Data Protection Laws and Regulation

In the ordinary course of our business, we and the third parties with whom we work process personal and sensitive data. Accordingly, we are, and may in the future become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. For example, the GDPR in the EEA and the GDPR in the United Kingdom, or, together, the GDPR, impose stringent requirements for controllers and processors of personal data of individuals within the EEA or the United Kingdom, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the European Union, such as in connection with our EU clinical trials. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 (£17.5 million) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Such requirements may be subject to change in the near future as the European Commission announced proposed amendments to the GDPR in November 2025.

In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation. Further, in the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. To the extent that we become subject to NIS 2 in the future, we may require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland and the UK, such as the United States. Such safeguards include the use of standard contractual clauses approved by the European Commission and the UK and Swiss Data Protection Authorities as well as the EU-U.S. Data Privacy Framework. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business. The types of challenges we face in the EEA, Switzerland, and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

U.S. Privacy Laws

In addition to HIPAA, we may be subject to other U.S. federal and state privacy laws. For example, failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of the FTC Act. The FTC also expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal information it holds, the size and complexity of its business, and the cost of available tools to improve data security and reduce vulnerabilities, and generally requires strong safeguards for health information. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported four business days after determining that an incident is material.

The U.S. Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202, or the Bulk Transfer Rule. The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

We may be subject to certain state laws that govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, as revised and amended by the California Privacy Rights Act, or the CCPA, created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data and the right to limit the use and disclosure of sensitive personal information (including health information). While California was the first among the states to adopt comprehensive data privacy legislation similar to the GDPR, many other states are following suit, which could increase our potential liability and adversely affect our business. Many states have adopted statewide comprehensive privacy laws and many other states have privacy legislation that is pending. Many of these new state laws contain some type of exemption for information collected under HIPAA and some data processed in the context of clinical trials, either at the entity level or the data level, so the impact might be limited particularly as it relates to protected health information. Some states also have laws that specifically focus on the processing of personal data related to individuals’ health, including California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act. Finally, all 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers.

Human Capital Resources

As of March 1, 2026, we had 130 employees, all of whom were full-time employees. Of those, 94 were engaged in research and development activities. All of our employees are located in the United States. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Properties and Facilities

Our corporate headquarters are located in Emeryville, California, where we house our administrative, manufacturing and R&D activities. We currently lease approximately 68,000 square feet of space as our primary headquarters in Emeryville, California under a lease, as amended, that expires on August 31, 2030. Under the amended lease, we will decrease total space to 45,980 square feet on or around July 2026, as we believe this slightly reduced footprint is adequate to meet our current needs, particularly given a more remote workforce, and that suitable additional alternative spaces will be available in the future, as needed, on commercially reasonable terms.

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
•
Use of our product candidates could be associated with side effects, adverse events, or other properties or safety risks, which could cause us to suspend or discontinue clinical trials, cause us to abandon a product candidate, delay or preclude approval, prevent market acceptance, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, results of operations and financial condition.
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
•
The FDA has investigated serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous chimeric antigen receptor (CAR) T cell immunotherapies, such as KYV-101, and implemented boxed warnings and class labeling changes for certain currently marketed CAR T cell immunotherapies. In addition, the FDA noted that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. In April 2024, the FDA issued a public safety statement announcing its initiation of the class labeling changes and noting that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals, require us to include a boxed warning on any of our product candidates that receive regulatory approval or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.

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

We are a late-stage clinical biopharmaceutical company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including miv-cel. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through December 31, 2025. For the years ended December 31, 2025 and 2024, we reported a net loss of $161.3 million and $127.5 million, respectively. As of December 31, 2025, we had an accumulated deficit of $424.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development, and seek regulatory approvals for our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•
conduct further clinical trials for miv-cel and our other product candidates;
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

To become and remain profitable, we and any current or potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials; obtaining marketing approval for product candidates; manufacturing, marketing, and selling products if we obtain marketing approval; obtaining market acceptance for such products and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and the price of our common stock, and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of, and seek regulatory approval for, miv-cel and any future product candidates.

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

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time and resources to new compliance initiatives.

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

We have previously identified material weaknesses in our internal control over financial reporting, which were subsequently remediated. If we experience additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

During the year ended December 31, 2025, our management, with the oversight of the Audit Committee of our board of directors, designed and implemented measures to remediate the control deficiencies contributing to the material weaknesses and completed testing of the design and operating effectiveness of all remediated controls. Through testing of our internal controls, our management determined that the controls related to the remediation actions were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of December 31, 2025.

However, we may discover new weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify additional material weaknesses or deficiencies in internal controls in the future and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

If, in the future, we identify material weaknesses in our internal controls over financial reporting or fail to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our business, financial condition and results of operations could suffer.

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

As of December 31, 2025, we had 134 full-time employees. As our development and commercialization plans and strategies develop, we expect to continue to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had federal NOL carryforwards of $245.1 million and state NOL carryforwards of $333.8 million. Under the Internal Revenue Code of 1986, as amended, or the Code, our U.S. federal net operating losses will not expire and may be carried forward indefinitely but the deductibility of federal net operating losses is limited to no more than 80% of current year taxable income (with certain adjustments). In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have performed a Section 382 study as of December 31, 2025, and expect approximately $2.0 million of federal net operating losses, $12.1 million of federal research and development credits and $1.9 million California net operating losses to expire unused due to Section 382 limitations. Furthermore, there may be additional ownership changes in the future, including as a result of subsequent changes in our stock ownership, some of which may be outside of our control. As a result, if we undergo an ownership change, and our ability to use our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes is limited, it would harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act, or the IRA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Additionally, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act, or the OBBBA, was signed into law. The OBBBA includes significant provisions, such as the extension of many tax law provisions that were set to expire in 2025. The aggregate impact of the OBBBA remains uncertain, but could have a material impact on our business, cash flows, financial condition or results of operations. Further changes to the tax laws or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect. It is also uncertain if and to what extent various states will conform to federal tax laws. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

As noted above, in December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our company, certain of our current and former officers and directors, and the underwriters of our initial public offering. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss the Amended Complaint. Defendants filed a motion to dismiss all of the claims on June 26, 2025, with plaintiff filing an opposition on August 18, 2025. Defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. Following oral argument, on March 23, 2026, the court issued an order granting defendants’ motion to dismiss on all claims. Plaintiff was provided leave to file an amended complaint within 28 days of the court’s March 23 order.

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

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the year ended December 31, 2025. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

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

Additionally, we believe, through our interactions with the FDA under our Regenerative Medicine Advanced Therapy, or RMAT, designation, that our Phase 2 clinical trial in stiff-person syndrome, or SPS, which is a pivotal trial, will be sufficient for use as a registration-enabling study. However, the FDA or other regulatory agencies may conclude that the trial is not sufficient to be registration-enabling to support a Biologic License Application, or BLA, or similar submission in other jurisdictions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We supply our investigational product candidate, miv-cel, in investigator-initiated trials and on a named patient basis to patients who have exhausted other treatment options and for whom there is a strong scientific rationale to support the use of an unapproved product candidate. The investigator-initiated trials we supply to are located in the United States and Germany, and the independent investigators of such trials file INDs for the treatment of multiple or individual patients with miv-cel. We also supplied miv-cel for use in single named patients in Germany, through a European distributor. In Germany, these single-patient efforts are termed “Individueller Heilversuch,” or single-patient treatment healing attempts, and occur outside of a controlled clinical trial setting and are not part of a codified German regulatory path. “Individueller Heilversuch” is a form of compassionate use treatment for an individual patient in Germany, where a procedure or treatment that has not received marketing authorization may be used for the expected benefit of a patient who has exhausted all available treatment options, under the discretion of the treating physician. The provision of miv-cel on a named patient basis and in investigator-initiated trials are not a substitute for, or intended to replace, our clinical trials. The primary goal of these compassionate use treatments is not to assess the effectiveness, but rather to provide a treatment option to patients who have exhausted all other options. We evaluate whether to grant such access or similar access in other foreign countries to miv-cel outside of our sponsored clinical trials on a case-by-case basis.

We do not control the design, administration or timing of investigator-initiated trials. Similarly, named patient treatments are carried out by independent physicians in a manner that the physician determines in his or her discretion to be appropriate, which may be inconsistent from patient to patient and may not be conducted in strict compliance with good clinical practices, or GCPs, which can lead to a treatment effect that may differ from that in our controlled clinical trials. In addition, we rely on each investigator and physician to ensure their own compliance with clinical and regulatory requirements in using our product candidate for investigator-initiated trials and named patient activities, and we could be subject to liability if they are out of compliance. Individual patient results from named patient settings, including, but not limited to, data, experiences, images or videos, are observational, patient-specific and reported by the patients’ respective physicians. Because of our lack of control over the settings in which these patients are given miv-cel, there can be no assurances that any positive results from such named patient activities are attributable to miv-cel, or that administration of miv-cel to other patients will have similar positive results. Patient data from these trials and named patient activities are not designed to be aggregated or reported as results and may be highly variable.

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

In contrast, such trials and named patient activities could potentially identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of investigator-initiated trials or named patient activities are inconsistent with, or different from, the results of our sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the well-controlled results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, the risk for serious adverse events in the patient population of such trials and named patient activities is high. Adverse events, if attributed to our product candidate, could have a negative impact on the safety profile of our product candidates, and in turn cause significant delays or an inability to obtain regulatory approval or successfully commercialize our product candidates.

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

•
clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and
•
other factors outside of our control, such as the effects of global economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the conflict between Russia and Ukraine, war in Iran and other conflicts and instability in the Middle East, instability in Venezuela and other geopolitical conditions.

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

Our development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. In December 2021, we entered into a License and Collaboration Agreement, or the Intellia Agreement, with Intellia Therapeutics, Inc., a clinical-stage biotechnology company focused on developing novel therapeutics leveraging CRISPR-based technologies, or Intellia, to research and develop an allogeneic cell therapy product, or the CRISPR Product Candidate. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense.

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

Our current product candidates, initially under development for treatment of various immunological indications, if approved, would face competition from existing approved immunological treatments, some of which have achieved commercial success, and potential new therapies that may become available in the future. For example, we are currently developing miv-cel for the treatment of B-cell-driven autoimmune diseases. Life sciences companies have been focused on similar therapeutics for B-cell-driven autoimmune diseases, including autologous and allogeneic CAR T-cell candidates as well as emerging in-vivo platforms and engineered immunotherapy approaches such as T-cell engagers. If approved, miv-cel would compete with currently approved therapeutics, including Rituxan and Ocrevus, both from Roche Holding AG, and generic immunosuppressive or biosimilar drugs, such as mycophenolate mofetil, glucocorticoids, azathioprine, cyclophosphamide, and IVIG, among others we anticipate will receive approvals in the near term. There are also a number of product candidates in clinical development by third parties that are intended to treat some B-cell-driven autoimmune diseases, such as obinutuzumab (targeting CD20 on B cells), which is also from Genentech/Roche Holding AG.

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

Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could cause us to suspend or discontinue clinical trials, cause us to abandon a product candidate, delay or preclude approval, prevent market acceptance, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, results of operations and financial condition.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. In addition, negative results from investigator-initiated trials as well as named patient activities involving our product candidates could cause similar issues. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations and financial condition significantly.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. has imposed tariffs on a significant number of imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

We rely on third party CMOs to manufacture and supply cell therapy products for our research and development purposes and for our clinical trials. Under our Master Services Agreement with Minaris Advanced Therapies Inc., or MAT, dated March 2022, or the MAT Agreement, MAT is expected to provide us with cell manufacturing, release and testing services for our miv-cel product candidate through March 2026. Under our Development and Manufacturing Services Agreement, or the Elevate Agreement, with ElevateBio BaseCamp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our miv-cel product candidate. Pursuant to our License and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, or the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials. Although we believe we currently have sufficient clinical-grade vector in inventory to move forward with our anticipated clinical trials, there is no guarantee that sufficient clinical-grade vector will be available in the quantities we require in the future or on terms that are acceptable to us.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. For example, we have two patent license agreements, or the NIH Agreements, with the National Institutes of Health, or the NIH, pursuant to which we obtained exclusive, worldwide licenses to certain patents to use an anti-CD19 CAR in our autologous and allogeneic CAR T-cell products for the treatment of patients with autoimmune disease, which is the CAR we used to create our lead product candidate, miv-cel. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

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

We rely upon a combination of in-licensed patents, know-how and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. For example, pursuant to the NIH Agreements, we obtained exclusive, worldwide licenses to certain patents to use an anti-CD19 CAR in our autologous and allogeneic CAR T-cell products for the treatment of patients with autoimmune disease, which is the CAR we used to create our lead product candidate, miv-cel.

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

We are dependent on our outside counsel or our licensors to take necessary action to comply with patent protection requirements with respect to our owned or in-licensed intellectual property. The United States Patent and Trademark Office, or the USPTO, and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. Non-compliant events could result in abandonment or lapse of a patent or patent application. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could adversely affect our business, financial condition, results of operations and prospects.

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our or our collaborators’ or licensors’ pending patent applications directed to composition of matter of our product candidates will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of our or our licensors’ issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

On November 28, 2023, the FDA issued a statement that it was investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous chimeric antigen receptor, or CAR, T cell immunotherapies, such as miv-cel. While the FDA noted that it believed that the overall benefits of these products continue to outweigh their potential risks for their approved uses, the FDA stated that it was investigating the identified risk of T-cell malignancy with serious outcomes, including hospitalization and death, and was evaluating the need for regulatory action. In January 2024, the FDA notified the manufacturers of the six FDA-approved BCMA-directed and CD19-directed chimeric CAR genetically modified autologous T-cell therapies that their products’ safety information must be updated to include a boxed warning that T-cell malignancies have occurred following treatment with BCMA-directed and CD19-directed genetically modified autologous T-cell immunotherapies. In April 2024, the FDA issued a public safety statement announcing its initiation of the class labeling changes and noting that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. Because all currently approved CAR T-cell immunotherapies are in oncology indications, there can be no assurance that the FDA will reach the same risk-benefit analysis in other indications, such as autoimmune. Given that the autoimmune diseases we are seeking to treat are different indications from the approved oncology indications, the FDA and other regulatory authorities may apply a different benefit-risk assessment threshold such that even if our product candidate demonstrated a similar safety profile as current CAR T-cell therapies, the FDA could ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals, require us to include a boxed warning on any of our product candidates that receive regulatory approval or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reform government program reimbursement methodologies for pharmaceutical products, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations, the prices of which will be effective starting January 1, 2027. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised.

Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and the Centers for Medicare & Medicaid Services, or CMS, asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases. Certain of these cases continue to be appealed.

The current U.S. administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, CMS and related agencies. These actions, frequently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMNI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. In addition, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record keeping, licensing, storage, tracking and tracing and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

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

Although we received Fast Track designation for miv-cel for the treatment of patients with refractory lupus nephritis in May 2023, for miv-cel for the treatment of patients with myasthenia gravis, or MG, in December 2023 and for miv-cel for the treatment of patients with multiple sclerosis in January 2024 and RMAT designation for miv-cel for the treatment of SPS in July 2024 and for the treatment of MG in August 2024, these designations do not assure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional FDA procedures. In addition, the FDA may withdraw a Fast Track or other accelerated review designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate. Access to an expedited program may expedite the development or approval process, but it does not change the standards for approval.

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

We may not be able to maintain or obtain additional orphan drug designation or orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process. We received orphan drug designation from the FDA for miv-cel for the treatment of MG in April 2024, for the treatment of SPS in August 2024, and for the treatment of SSc in September 2024, but we may not be granted orphan drug designations for our product candidates in other indications in the U.S. or in other jurisdictions.

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

We have received RMAT designation for miv-cel for the treatment of SPS and for the treatment of MG. This designation may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We received RMAT designation for miv-cel for the treatment of SPS in July 2024 and for the treatment of MG in August 2024.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA, was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or MDRP, are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, former President Biden signed the IRA into law, which, among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges or legislative modifications in the future. It is unclear how other such challenges or modifications, and any healthcare reform measures of the current U.S. administration, will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional congressional action is taken. In addition, in certain countries outside the United States, reimbursement for products that have not yet received marketing authorization may be provided through national managed access programs.

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

We expect that the ACA, the IRA, and any other healthcare reform measures that may be adopted or implemented in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which went into effect in January 2022 and took effect as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at European Union level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

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

Our business may be impacted by actions of the current U.S. administration, including executive orders, policies, new legislation and judicial decisions.

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

Significant disruptions to the operations of government agencies, including from prolonged or repeated shutdown of the federal government, could adversely affect our business, financial condition and results of operations. For example, on October 1, 2025, the U.S. government shut down for 43 days, during which time certain regulatory agencies, such as the FDA and the SEC, furloughed certain employees and stopped critical activities. On October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. The current U.S. administration has taken steps to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if government shutdowns reoccur, any of these factors could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, a future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, during the most recent U.S. federal government shutdown, the SEC announced that it would not declare registration statements effective. In the event of a future shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

In addition, future government shutdowns or funding freezes could negatively affect broader business operations and economic conditions and cause delays in or suspension of manufacturing facility and shipping operations, which could adversely affect our clinical trials and supply of product candidates. If these disruptions reoccur or worsen, our business, financial condition, results of operations and ability to execute our strategic plans could be materially and adversely affected.

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

While we take steps to detect and remediate vulnerabilities, we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit such vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. As such, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personal data or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of data and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, a security breach that exposes our confidential intellectual property could compromise our patent portfolio. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

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

While we do not believe that we have experienced any material system failures, accidents or security breaches, we have experienced cybersecurity incidents in the past and expect that we will experience cybersecurity incidents in the future. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. If any such incidents were to occur and cause interruptions in our operations, it could result in a disruption of our business and development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in the loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.

Failure to comply with data privacy and security laws, regulations and other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, negative publicity, and/or other adverse consequences that could negatively affect our operating results and business.

We and our partners and vendors may be subject to federal, state, and foreign privacy and data protection laws and regulations that impose broad compliance obligations on the collection, possession, use, storage, access, disclosure, transfer, deletion and protection of personal data. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal data, could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal and civil penalties if we violate HIPAA. HIPAA mandates the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal data it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Additionally, the FTC’s Health Breach Notification Rule applies to health applications and other similar technologies and expanded breach notification requirements, which may add additional complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported four business days after determining that an incident is material.

The U.S. Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202, or the Bulk Transfer Rule. The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or the CCPA, revised and amended by the California Privacy Rights Act created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The CCPA is enforced by the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations resulting in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required.

While California was the first among the states to adopt comprehensive data privacy legislation similar to the GDPR, many other states are following suit, which could increase our potential liability and adversely affect our business. Many states have adopted statewide comprehensive privacy laws and many other states have privacy legislation that is pending. Many of these new state laws contain some type of exemption for information collected under HIPAA and some data processed in the context of clinical trials, either at the entity level or the data level, so the impact might be limited particularly as it relates to protected health information. Some states also have laws that specifically focus on the processing of personal data related to individuals’ health, including California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act. Changes to federal and state privacy laws may add complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

The GDPR in the EEA and the UK GDPR in the United Kingdom, together the GDPR, impose stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA, or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting and access to certain data such as the European Health Data Space Regulation. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Such requirements may be subject to change in the near future as the European Commission announced proposed amendments to the GDPR in November 2025. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. It remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation.

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

Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in the UK generally restrict the transfer of personal information to countries outside the EEA and the UK, such as the United States. Such safeguards include the use of standard contractual clauses approved by the European Commission and the UK Data Protection Authority as well as the EU-U.S. Data Privacy Framework. If we are unable to implement a valid solution to transfer personal data from the EEA to the United States or other countries that have not been deemed to provide an essentially equivalent level of data protection, we may face increased exposure to regulatory action, substantial fines, or injunction orders to stop processing personal data from EEA or UK residents. Any inability to import personal data to the United States may also restrict our clinical trials activities in the EU; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to EU data privacy and security laws; and require us to increase our data processing capabilities in the EU and the UK at a significant expense. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The types of challenges we face in the EEA and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

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

Issues in the development and use of artificial intelligence, or AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. We may adopt and integrate generative AI tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and have a material adverse effect on our business, financial condition and results of operations.

Additionally, ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms we may use in connection with our operations may be flawed or based on datasets that are biased or insufficient, potentially leading to errors in our business processes. Disruption or failure in AI functionality could adversely affect our business, cause delays or inaccuracies in our offerings, or harm our reputation. Conversely, if we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness and requiring additional investments that increase our costs. Laws and regulations regarding AI technologies are rapidly evolving as well, including in the areas of intellectual property, cybersecurity, privacy, and data protection. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI technologies in our business.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third-party contract developers and manufacturers to manufacture drug substances, drug products, raw materials, samples, components, and other materials for our product candidates. For example, under the MAT Agreement, MAT provides us with certain customized cell manufacturing, release and testing services for our miv-cel product candidate; under the Elevate Agreement, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing-services for our miv-cel product candidate; and pursuant to the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

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

Under recent legislation, certain third-party manufacturers and other third parties (frequently China-based companies) may be considered a “biotechnology company of concern.” If a third-party manufacturer receives such a designation, it may restrict the ability of U.S. companies like us to purchase services or products from, collaborate with, or otherwise work with such manufacturers. For example, it may delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.

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

We depend on limited source suppliers for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. For example, MAT and Elevate are currently our only providers of customized cell manufacturing, release and testing services for our miv-cel product candidate. We do not currently have long-term supply contracts with all of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects.

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

We have experienced volatility in our stock price. For example, from January 1, 2025 to December 31, 2025, our closing stock price ranged from $1.83 to $10.82 per share. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. See the risk factor under the heading “We or our directors or officers may be subject to securities litigation, which is expensive and could divert management attention” above for a discussion of a securities class action complaint in which we are currently named as a defendant.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. As of December 31, 2025, we had 2,748,998 shares of common stock available for future issuance under our 2024 Plan. Additionally, the number of shares of our common stock reserved for issuance under the 2024 Plan will automatically increase on January 1st of each year, continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In accordance with the foregoing, on January 1, 2026, an aggregate of 3,019,494 shares of our common stock were added to the reserve of shares available for future issuance under the 2024 Plan. Additionally, pursuant to our 2024 Inducement Equity Incentive Plan, or our Inducement Plan, our management is authorized to grant equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees provided that certain criteria are met. As of December 31, 2025, we had 195,741 shares of common stock available for future issuance under our Inducement Plan. Unless our board of directors or a committee thereof elects not to increase the number of shares available for future grant each year under the 2024 Plan or Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On March 27, 2025, we filed a shelf Registration Statement on Form S-3 (File No. 333-286180), or the Shelf Registration Statement, that became effective on April 15, 2025, which allows us to undertake various equity and debt offerings up to $250.0 million. In addition, on March 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies, LLC, or the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million in shares of our common stock, or the ATM Facility. As of December 31, 2025, we had sold an aggregate of 2,477,100 shares of common stock under the ATM Facility.

In December 2025, we sold in an underwritten public offering an aggregate of 14,037,832 shares of our common stock for aggregate net proceeds of approximately $98.7 million, which included the sale of 704,499 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares.

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

As of March 15, 2026, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 37.3% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We leverage a managed security service provider and also engage with other third-party providers and consultants to support our cyber risk management efforts, including through periodic security testing. We engage consultants, auditors and other third parties to assess, identify and manage material risks from cyber threats. We have a process to assess and review the cybersecurity practices of information technology third-party vendors and service providers, including through review of applicable certifications, security reports, and vendor questionnaires and contractual requirements, as appropriate.

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

Item 2. Properties.

Our corporate headquarters are located in Emeryville, California, where we house our administrative, manufacturing and R&D activities. We currently lease approximately 68,000 square feet of space as our primary headquarters in Emeryville, California under a lease, as amended, that expires on August 31, 2030. Under the amended lease, we will decrease total space to 45,980 square feet on or around July 2026, as we believe this slightly reduced footprint is adequate to meet our current needs, particularly given a more remote workforce, and that suitable additional alternative spaces will be available in the future, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. In December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our initial public offering and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss the Amended Complaint. Defendants filed a motion to dismiss all of the claims on June 26, 2025, with plaintiff filing an opposition on August 18, 2025. Defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. Following oral argument, on March 23, 2026, the court issued an order granting defendants’ motion to dismiss on all claims. Plaintiff was provided leave to file an amended complaint within 28 days of the court’s March 23 order.

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

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the year ended December 31, 2025. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “KYTX” since February 8, 2024. Prior to this date, there was no public market for our common stock.

Holders of Common Stock

As of March 1, 2026, there were approximately 18 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Stock Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide a performance graph.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Under the Loan and Security Agreement with Oxford Finance LLC, we are prohibited from paying any dividends without the prior written consent of Oxford Finance LLC.

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

We received aggregate gross proceeds from the IPO of $366.9 million, or aggregate net proceeds of $336.2 million, inclusive of the full exercise by the underwriters of their option to purchase additional shares, after deducting underwriting discounts and commissions and estimated other offering costs totaling $30.7 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock or (iii) any of our affiliates.

There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 8, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III for information regarding securities authorized for issuance under our equity compensation plans.

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

Overview

We are a late-stage clinical biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. Our mission is to liberate patients from autoimmune diseases through the curative potential of cell therapy. Our development strategy is supported by our breadth of experience in treating more than 100 autoimmune patients with our lead product candidate, mivocabtagene autoleucel, or miv-cel, also known as KYV-101, an anti-CD19 autologous CAR T with a differentiated CAR construct. This has been documented through the scientific publication of multiple autoimmune case studies, our proprietary dataset of patients treated through named patient forms of compassionate use, our experience in ongoing investigator-initiated trials, or IITs, at leading academic institutions, as well as early clinical data from our ongoing company-sponsored trials illustrating the potential of these therapies to deeply deplete B cells with the aim of achieving durable treatment-free remission. This validation provides us with a clear path to continue advancing miv-cel through late-stage clinical development and commercialization across multiple autoimmune indications.

Miv-cel, our lead program, is an autologous, fully human CD19-targeting CAR T-cell product candidate that is designed for potency and tolerability in autoimmune diseases. Miv-cel is made from an underlying chimeric antigen receptor, or CAR, licensed from the National Institutes of Health, or the NIH. In addition to a fully human scFv domain, the CAR in miv-cel was also designed with a human CD8α hinge and transmembrane domain, a highly potent human CD28 costimulatory domain, and a human CD3ζ activation domain. This same underlying CAR in miv-cel has completed a 20-patient Phase 1 clinical trial in oncology conducted by the NIH, and the results from this Phase 1 clinical trial published in Nature Medicine reported similar rates of durable antitumor responses while delivering improved tolerability in the clinic among adult oncology patients, as compared to the CAR used to create Yescarta®. We believe the unique miv-cel CAR construct has the potential to deliver a differentiated therapeutic profile in autoimmune disease over current standard-of-care therapies by addressing the underlying immune dysfunction – deeply depleting B cells with the goal of achieving an immune reset and durable, treatment-free remission.

We are currently focused on advancing our neuroimmunology CAR T franchise, which includes evaluating miv-cel in stiff person syndrome, or SPS, and generalized myasthenia gravis, or gMG, both serious and highly debilitating autoimmune diseases with significant unmet medical need.

SPS is a rare and progressive neurologic autoimmune disease with no FDA-approved therapies. Patients with SPS have substantial disease burden, with symptoms characterized by muscle stiffness and painful muscle spasms, impacting mobility. 80% of patients lose mobility over time, and need walking aid assistance or a wheelchair. In addition, patients face risk of permanent disability and increased mortality. In SPS, we have completed a registrational Phase 2 clinical trial (KYSA-8), and reported positive results, achieving our primary and all secondary endpoints with high statistical significance while also seeing evidence of disease reversal in patients. Based on these results, we plan to submit a biologics license application, or BLA, to the U.S. Food and Drug Administration, or the FDA, in the first half of 2026 while advancing our commercial readiness activities. If approved, miv-cel will be the first CAR T-cell therapy indicated for an autoimmune disease and the first approved therapy for SPS. The primary analysis of our KYSA-8 trial in SPS will be shared at the 2026 American Academy of Neurology, or AAN, Annual Meeting.

Myasthenia gravis, or MG, is a B-cell and antibody-mediated neuromuscular autoimmune disease that causes fluctuating muscle weakness and fatigue. The disease includes gMG, which impacts muscles beyond the eyes and may involve bulbar, limb, and respiratory muscles. Most patients develop gMG within two years after MG diagnosis. Symptoms are highly disruptive to quality of life and can include muscle weakness and fatigue, difficulty chewing and swallowing, trouble with speech, and in severe cases, respiratory failure, which can be life-threatening. Despite available treatment options, including immunosuppressants and biologics, patients still struggle with symptom control and require chronic and costly treatment options in addition to background therapies.

We have reported positive interim data from our KYSA-6 Phase 2 clinical trial of miv-cel in gMG, and have initiated our FDA-aligned, Phase 3 registrational trial, which began enrolling patients in late 2025. Updated Phase 2 data from our KYSA-6 trial in gMG will be shared at the 2026 AAN Annual Meeting.

We previously received Regenerative Medicine Advanced Therapy, or RMAT, designations and Orphan Drug Designations, or ODD, from the FDA for both SPS and MG as well as Orphan Drug Designation from the European Medicines Association in MG. Through these designations, we continue to engage in consistent dialogue with the FDA across both programs.

We are also strengthening our chemistry, manufacturing, and controls, or CMC, capabilities to support late-stage clinical development and anticipated commercialization. We have FDA-alignment on our CMC strategy and believe our manufacturing partnerships and ongoing process innovations position us to support both near-term commercial launch and longer-term pipeline growth.

Beyond SPS and gMG, our pipeline opportunities include expanding into other autoimmune indications as well as novel innovations to expand patient access.

We are harnessing IITs and other Kyverna-sponsored clinical trials, or KYSA trials, including in progressive multiple sclerosis, or MS, rheumatoid arthritis, or RA, lupus nephritis, or LN, and systemic sclerosis, or SSc, to inform our next priority indications to advance into late-stage development. In 2025, we shared encouraging data from a Phase 1 IIT in MS and a Phase 1/2 IIT in RA.

As part of our longer-term efforts to broaden patient access, we are exploring alternative lymphodepletion, or LD, and no LD regimens for miv-cel in addition to the potential for outpatient administration given miv-cel’s favorable safety profile. Additionally, our pipeline includes next-generation CAR T-cell technologies in order to efficiently expand into broader autoimmune indications and increase patient reach.

In January 2026, the Investigational New Drug, or IND, application for KYV-102, our proprietary whole blood, rapid manufacturing process, was accepted by the U.S. FDA. The development strategy is expected to be shared in 2026.

Our pipeline and programs

Our portfolio of product candidates for the treatment of autoimmune diseases is summarized in the figure below:

Fast Track Designation, or FTD, does not ensure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional FDA procedures. *Phase 3 may not be required if Phase 2 is registrational.

†EU & US. ‡ Kyverna is also exploring miv-cel in progressive MS through IITs.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes, revenue from our collaboration agreement with Gilead Sciences, Inc., or Gilead, which terminated effective as of January 22, 2024; from the sale of shares of our common stock in our initial public offering in February 2024, or the IPO, through our ATM Facility (as defined below) and other underwritten public offerings; and cash received from our Loan Facility (as defined below) entered in October 2025. Our net losses were $161.3 million and $127.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $424.8 million. Management has determined that our cash and cash equivalents and available-for-sale marketable securities of $279.3 million as of December 31, 2025 will be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances and licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•
continue to progress the development of our product candidates, including miv-cel in multiple clinical trials in parallel;
•
explore additional indications for our existing product candidates;
•
procure manufacturing of clinical supply and manufacturing operations for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
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

•
operate as a public company.

We do not currently own or operate any manufacturing facilities. We rely on contract manufacturing organizations, or CMOs, to produce our product candidates in accordance with the FDA’s current Good Manufacturing Practices regulations for use in our clinical studies. Under the July 2023 development and manufacturing services agreement, or the Elevate Agreement, with ElevateBio BaseCamp, Inc., or Elevate, Elevate provides us with cell manufacturing, release and testing services for our miv-cel product candidate. Further, Elevate is undertaking process development services for the development of a rapid whole blood manufacturing process for our CAR T-cell products, including KYV-102.

Under the master services agreement with Minaris Advanced Therapies, Inc., or MAT, MAT’s facility in Philadelphia, Pennsylvania, provides us with certain customized cell manufacturing, release and testing services for our miv-cel product candidate. Pursuant to our license and supply agreement with Oxford Biomedica (UK) Limited, or Oxford, Oxford provides us with lentiviral vector process development services.

Given our stage of development, we have not yet established a marketing or sales organization or commercial infrastructure. Accordingly, if we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

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

During the year ended December 31, 2025, we raised $140.6 million in net proceeds from the ATM Facility and from the underwritten public offerings of our common stock as well as from the term loan drawn under our Loan Facility.

License and Collaboration Agreements

Information regarding our license and collaboration agreements is included in Note 6, “License and Collaboration Agreements,” to the financial statements included in this Annual Report.

Macroeconomic Trends

We may be affected by worldwide economic conditions and challenges, such as the effects of the ongoing geopolitical conflicts in Ukraine, war in Iran and other conflicts and instability in the Middle East, instability in Venezuela, tensions between not only the U.S. and China, but also between the U.S. and other countries in the international community, disruptions in the banking industry and inflationary trends, and the imposition, or threatened imposition, of tariffs and potential retaliatory trade restrictions. The past several years have been marked by significant market uncertainty and increasing inflationary pressures. These market dynamics continue and similar adverse market conditions may negatively impact our business, financial position and results of operations. For further discussion of the potential impacts of macroeconomic events on us, refer to the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Research and development costs include:

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
•
other costs associated with our research and development programs, including laboratory materials and supplies;
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

Our general and administrative expenses have increased, and are expected to continue to increase primarily due to increased personnel costs, including salaries, benefits and stock-based compensation expense, expanded infrastructure and increased consulting and professional services associated with maintaining compliance with stock exchange listing and requirements of the Securities and Exchange Commission, or the SEC, investor relations costs and director and officer insurance premiums.

Interest Income

Interest income consists primarily of interest and accretion of premiums and discounts on our investments in available-for-sale marketable securities and cash equivalents.

Interest Expense

Interest expense consists primarily of interest expense related to our Loan Facility and laboratory equipment finance leases. The Loan Facility interest expense was $0.4 million for the year ended December 31, 2025 and we expect that it will increase in the future as we will incur interest on the outstanding borrowings under the Loan Facility.

Other Expense, Net

Other expense, net primarily consists of settlement and revaluation of transactions and accounts payable in foreign currency.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$133,720	$112,473	21,247	19%
General and administrative	36,107	30,131	5,976	20%
Total operating expenses	169,827	142,604	27,223	19%
Loss from operations	(169,827)	(142,604)	(27,223)	19%
Interest income	9,094	15,359	(6,265)	(41)%
Interest expense	(489)	(142)	(347)	244%
Other expense, net	(85)	(90)	5	(6)%
Total other income, net	8,520	15,127	(6,607)	(44)%
Net loss	(161,307)	(127,477)	(33,830)	27%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
KYV-101	$76,054	$61,884	$14,170	23%
Other programs	3,245	3,947	(702)	(18)%
R&D Personnel costs	35,131	30,272	4,859	16%
Other unallocated R&D costs including facilities and overhead	19,290	16,370	2,920	18%
Total research and development expenses	$133,720	$112,473	$21,247	19%

Research and development expenses increased by $21.2 million, or 19%, from $112.5 million for the year ended December 31, 2024 to $133.7 million for the year ended December 31, 2025.

External research and development expenses related to our lead product candidate KYV-101 program increased by $14.2 million, or 23%, for the year ended December 31, 2025, compared to 2024 as we continued advancing KYV-101 through late-stage clinical development. The increase is mainly driven by an increase in CMO activities, including the SPS BLA preparation, as well as an increase in CRO costs primarily due to accelerated clinical study activities in our KYSA trials for SPS and gMG.

Other program expenses include research and development expenses for our KYV-201 and KYV-102 programs. Other program costs decreased by $0.7 million, or 18%, in 2025 compared to 2024 mainly due to a $0.6 million credit received from a manufacturing vendor for our KYV-201 program.

Personnel-related expenses increased by $4.9 million, or 16%, for the year ended December 31, 2025, compared to 2024, primarily due to the growth in the number of employees in our research and development organization. This increase includes an increase of $1.1 million in stock-based compensation expense, as we granted more equity awards.

Other research and development expenses primarily consist of unallocated research and development costs, professional services, facilities, depreciation and overhead costs. The increase of $2.9 million, or 18%, for the year ended December 31, 2025, compared to 2024, is mainly due to higher facilities and overhead costs, including $0.7 million increase in rent expense and a $0.6 million impairment charge related to a capitalized software, partially offset by a $0.9 million reduction in allocated personnel-related expenses and a reduction in software license costs.

General and Administrative Expenses

General and administrative expenses increased $6.0 million, or 20%, to $36.1 million for the year ended December 31, 2025 from $30.1 million for the year ended December 31, 2024. The increase primarily relates to a $7.8 million increase in personnel-related costs. Stock-based compensation expense increased from $5.9 million for the year ended December 31, 2024 to $6.0 million for the year ended December 31, 2025. Stock-based compensation expense for the year ended December 31, 2024 included a $1.1 million incremental stock-based compensation expense in connection with the former CEO note forgiveness. The increase in personnel-related costs was partially offset by a $1.6 million decrease in facilities and overhead costs.

Interest Income

Interest income decreased by $6.3 million for the year ended December 31, 2025, compared to 2024, primarily due to lower cash, cash equivalents and short-term investment balances during the year ended December 31, 2025 as compared to 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through December 31, 2025, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock, issuances of convertible notes, an upfront payment under the Gilead Agreement, net proceeds from the IPO, net proceeds from the ATM Facility, net proceeds from the underwritten public offering of our common stock as well as the borrowing under our Loan Facility.

Shelf Registration Statement and the ATM Facility

On March 27, 2025, we filed a shelf Registration Statement on Form S-3 (File No. 333-286180), or the Shelf Registration Statement, that became effective on April 15, 2025, which allows us to undertake various equity and debt offerings up to $250.0 million. In addition, on March 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies, LLC, or the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $50.0 million in shares of our common stock, or the ATM Facility. In

November 2025, we sold 2,477,100 shares of common stock, generating net proceeds of $16.4 million, under the ATM Facility. As of December 31, 2025, $32.5 million remains allocated and available under the ATM Facility and $94.7 million remains available and unallocated under the Shelf Registration Statement.

Loan and Security Agreement

On October 31, 2025, we entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford Finance, as collateral agent, and certain lenders from time to time party thereto. The Loan and Security Agreement provides a non-dilutive term loan facility, or the Loan Facility, up to an aggregate principal amount of up to $150.0 million senior secured credit facilities, subject to certain conditions. The Loan Facility includes an initial tranche of the term loan of $40.0 million and two additional tranches totaling $60.0 million, subject to the satisfaction of certain terms and conditions of the Loan and Security Agreement. A fourth tranche of the term loan of $50.0 million may also be made available subject to Oxford Finance’s discretion. On November 3, 2025, we drew $25.0 million from funds available from the first term loan. The Loan Facility matures on October 1, 2030, and bears interest at a floating per annum rate equal to (a) the greater of (i) the 1-Month CME Term Secured Overnight Financing Rate, or SOFR, administered by CME Group Benchmark Administrator Limited and (ii) 3.75% plus (b) 5.00%. We are required to make monthly payments of interest only until November 1, 2028 or, at our option subject to the achievement of certain milestones, until November 1, 2029, after which monthly payments of principal and interest will be due. The Loan and Security Agreement includes events of default, which, if triggered, could result in, among other things, the acceleration of our repayment obligations. Additionally, pursuant to the Loan and Security Agreement, we granted Oxford Finance a security interest in substantially all of our assets, including our intellectual property.

December 2025 Offering

On December 17, 2025, we entered into an underwriting agreement, or the Underwriting Agreement, with several underwriters named therein, or the Underwriters, relating to the issuance and sale of our common stock in an underwritten public offering pursuant to the Shelf Registration Statement. On December 18, 2025, we closed the offering and issued an aggregate of 13,333,333 shares of our common stock for net proceeds of $93.7 million. Additionally, under the terms of the Underwriting Agreement, the Underwriters had an option to purchase up to an additional 1,999,999 shares of common stock, which the Underwriters exercised on December 24, 2025 and purchased 704,499 shares of our common stock for net proceeds of $5.0 million to us.

As of December 31, 2025, we had $279.3 million in cash, cash equivalents and available-for-sale marketable securities.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our product candidates and incur costs associated with the potential commercialization of our product candidates, if approved. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2025, we had an accumulated deficit of $424.8 million. Based on the current cash forecast, management has determined that our cash and cash equivalents and available-for-sale marketable securities of $279.3 million as of December 31, 2025 will be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements included in Part II, Item 8 of this Annual Report on Form

10-K. The forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(153,712)	$(114,250)
Net cash provided by (used in) investing activities	40,015	(160,902)
Net cash provided by financing activities	141,168	337,113
Net increase in cash and cash equivalents	$27,471	$61,961

Operating Activities

Net cash used in operating activities was $153.7 million and $114.3 million for the years ended December 31, 2025 and 2024, respectively.

Cash used in operating activities for the year ended December 31, 2025, was primarily due to our net loss of $161.3 million, decreased by other non-cash charges of $8.7 million and increased by a $1.1 million for changes in our net operating assets and liabilities. Non-cash changes primarily consisted of $10.1 million stock-based compensation expense, $2.9 million non-cash lease expense, $1.8 million depreciation and amortization expense and a $0.6 million impairment charge on capitalized software, partially offset by $6.9 million of income related to the accretion of discount on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease in operating lease liability of $3.3 million, a decrease in accrued license expense - related party of $2.5 million, an increase in other non-current assets of $1.0 million and a decrease in other current liabilities of $0.8 million. This was partially offset by an increase of $5.1 million in accrued compensation, an increase of $0.9 million in prepaid expenses and other current assets and an increase in accounts payable of $0.5 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025, was $40.0 million, which consisted of $405.7 million in proceeds from maturities of available-for-sale marketable securities and $0.1 million in proceeds from sale of property and equipment, partially offset by $364.6 million of purchases of available-for-sale marketable securities and $1.1 million of capitalized internal-use-software costs.

Net cash used in investing activities for the year ended December 31, 2024, was $160.9 million, which consisted of $490.0 million of purchases of available-for-sale marketable securities and $2.2 million of purchases of property and equipment, offset by $331.3 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025, was $141.2 million, which consisted of $115.9 million cash proceeds from the issuance of shares of our common stock in the underwritten public offering and under the ATM Facility, net of underwriting discounts, $24.7 million proceeds from issuing long-term debt, net of $0.3 million issuance costs, and $2.0 million of proceeds from exercises of stock options, partially offset by a payment of $0.5 million related to stock issuance offering costs, a payment of $0.8 million related to finance lease obligations and $0.1 million related to shares withheld for tax obligations payments in connection with vested restricted stock units during the year ended December 31, 2025.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material. We do not currently expect any of our other agreements to be terminated and did not have any other non-cancellable obligations under these agreements as of December 31, 2025 and 2024.

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of December 31, 2025 and 2024.

As of December 31, 2025, we leased approximately 68,000 square feet of office and laboratory space in Emeryville, California under operating leases which have terms through February 2027. We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of December 31, 2025, our non-cancellable lease obligations were $4.2 million and $0.3 million under operating and finance leases, respectively, of which $3.7 million and $0.3 million related to operating and finance leases, respectively, are due within the next 12 months. In February 2026, we amended the operating lease for our office and laboratory space in Emeryville, California to reduce the square footage to 45,980 square feet on or around July 2026 and to extend the term of the lease to August 31, 2030.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process established under the supervision of and with the participation of our management, including the CEO and the CFO. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation and under the supervision of the CEO and the CFO evaluated our internal control over financial reporting as of December 31, 2025, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Previously Reported Material Weaknesses

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

Remediation of Previously Reported Material Weaknesses

During the year ended December 31, 2025, our management, with the oversight of the Audit Committee of our board of directors, designed and implemented measures to remediate the control deficiencies that previously contributed to the material weaknesses and completed testing of the design and operating effectiveness of all remediated controls. These remediation efforts included the following:

•
We have hired additional accounting and IT personnel, including but not limited to the hiring of a Vice President of Accounting/Corporate Controller and a Head of Information Technology;
•
We have completed our annual risk assessment and risk assessment based on the principles of the Committee of Sponsoring Organizations of the Treadway Commissions, or COSO;
•
We have designed and implemented entity level controls across each of the COSO components necessary for effective internal control;
•
We have designed and implemented general controls over information systems across our relevant financial systems;
•
We have designed and implemented the necessary management review controls at sufficient levels of precision across all financial statement areas;
•
We completed performing manual procedures to validate the completeness and accuracy of certain reports generated from various financial systems that were relevant to the preparation of the financial statements.

Through testing of our internal controls, management has determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Remediation of Previously Reported Material Weaknesses”, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

10b5-1 Trading Plan Activity

Except as set forth below, during the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Name and Title of Director or Officer	Date Adopted	Type of Arrangement	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Warner Biddle, Chief Executive Officer	December 2, 2025	Rule 10b5-1 trading arrangement	434,998	December 15, 2026, or such earlier date upon which all transactions are completed or expire without execution
Westlake BioPartners Fund I, L.P. and Westlake BioPartners GP I, LLC, Affiliates of Beth Seidenberg, M.D., Director	December 4, 2025	Rule 10b5-1 distribution plan*	1,250,020	August 3, 2026, or such earlier date upon which all transactions are completed or expire without execution

*Plan provides for the distribution in-kind of shares of our common stock to partners or members of Westlake BioPartners Fund I, L.P. and Westlake BioPartners GP I, LLC and does not cover any sales of shares of our common stock.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

As of March 26, 2026, our board of directors consists of eight members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among the three classes as follows:

•
Class I, which consists of Beth Seidenberg, M.D., Fred E. Cohen, M.D., D.Phil., and Sravan Emany, and their terms will expire at the annual meeting of stockholders to be held in 2028;
•
Class II, which consists of Ian Clark and Christi Shaw, and their terms will expire at the annual meeting of stockholders to be held in 2026; and
•
Class III, which consists of Warner Biddle, Mert Aktar and Andrew Miller, Ph.D., and their terms will expire at the annual meeting of stockholders to be held in 2027.

The following table sets forth information regarding our directors as of March 26, 2026:

Name	Age	Position(s)	Director Since
Class I Directors whose terms expire at the 2028 Annual Meeting of Stockholders
Beth Seidenberg, M.D.(1)(3) . . . . . . . . . .	69	Director	2018
Fred E. Cohen, M.D., D.Phil.(2)(3) . . . . .	69	Director	2018
Sravan Emany(2)(4). . . . . . . . . . . . . . . . . .	48	Director	2026
Class II Directors whose terms expire at the 2026 Annual Meeting of Stockholders
Ian Clark(1)(2) . . . . . . . . . . . . . . . . . . . . .	65	Director	2021
Christi Shaw . . . . . . . . . . . . . . . . . . . . .	59	Executive Chairperson and Director	2024
Class III Directors whose terms expire at the 2027 Annual Meeting of Stockholders
Warner Biddle . . . . . . . . . . . . . . . . . . . .	59	Chief Executive Officer and Director	2024
Mert Aktar(1)(3)(4) . . . . . . . . . . . . . . . . . .	47	Director	2024
Andrew Miller, Ph.D.(3)(4) . . . . . . . . . . .	44	Director	2026

(1) Member of the Compensation Committee.

(2) Member of the Nominating and Corporate Governance Committee.

(3) Member of the Science and Technology Committee.

(4) Member of the Audit Committee.

Beth Seidenberg, M.D. has served as a member of our board of directors since September 2018. Dr. Seidenberg is a managing director of Westlake BioPartners, a life science venture capital firm she founded in September 2018. Since May 2005, Dr. Seidenberg has been a general partner at Kleiner Perkins Caufield & Byers, LLC, a venture capital firm, where she has primarily focused on life sciences investing. Dr. Seidenberg was previously the Senior Vice President, Head of Global Development and Chief Medical Officer at Amgen, Inc. (Nasdaq: AMGN). In addition, Dr. Seidenberg was a senior executive in research and development at Bristol-Myers Squibb Company (NYSE: BMY) and Merck & Co., Inc. (NYSE: MRK). Dr. Seidenberg served on the boards of directors of Epizyme, Inc., TESARO, Inc., ARMO BioSciences, Inc., Atara Biotherapeutics, Inc. (Nasdaq: ATRA), Progyny, Inc. (Nasdaq: PGNY), and Acelyrin, Inc. (Nasdaq: SLRN) from February 2008 to September 2019, June 2011 to January 2019, December 2012 to June 2018, August 2012 to June 2023, May 2010 to November 2024, and October 2020 to May 2025, respectively. Dr. Seidenberg serves on the boards of directors of Vera Therapeutics, Inc. (Nasdaq: VERA), Sagimet Biosciences, Inc. (Nasdaq: SGMT) and several privately held life sciences companies. Dr. Seidenberg holds a Bachelor of Arts degree in biology and anthropology from Barnard College and attended medical school at the University of Miami School of Medicine. She completed her medical residency at Johns Hopkins University and George Washington University, and Fellowship at the National Institutes of Health.

We believe Dr. Seidenberg is qualified to serve on our board of directors because of her training as a physician and her experience in the life sciences industry as a senior executive and venture capitalist who has incubated and invested in over twenty-five biotechnology ventures.

Fred E. Cohen, M.D., D.Phil. has served as a member of our board of directors since September 2018. Since November 2017, Dr. Cohen has served as a Senior Managing Director of Vida Ventures, a venture capital firm that he co-founded in 2017. Dr. Cohen has also served as a co‑founder and Chairman of Monograph Capital Partners, a biotechnology venture capital fund, since July 2021. Dr. Cohen currently serves as a Senior Advisor to TPG, where he previously served as a Partner and founder of TPG Biotechnology, a life science venture capital fund, from 2001 to 2016. Dr. Cohen was also a co-founder and executive chairperson of privately held Cell Design Labs, which was acquired by Gilead Sciences, Inc. (Nasdaq: GILD) in December 2017. From 1980 through 2014, Dr. Cohen was at the University of California, San Francisco (UCSF), where he held various responsibilities as a research scientist, an Internist for hospitalized patients, a consulting Endocrinologist and as the Chief of the Division of Endocrinology and Metabolism. Dr. Cohen’s research interests included structure-based drug design, prion diseases, computational biology and heteropolymer chemistry. Dr. Cohen has published over 200 peer-reviewed articles, participated as a co-inventor on over 10 patents and has served as an editor or editorial board member of several international scientific journals. Dr. Cohen received his Bachelor of Science degree in Molecular Biophysics and Biochemistry from Yale University, his D.Phil. in Molecular Biophysics from the University of Oxford on a Rhodes Scholarship, his M.D. from Stanford University and his postdoctoral training and postgraduate medical training in Internal Medicine and Endocrinology at UCSF. He is a Fellow of the American College of Physicians and the American College of Medical Informatics and a member of the American Society for Clinical Investigation and Association of American Physicians. Dr. Cohen has received several awards for his work, including a Searle Scholarship, Young Investigator Awards from the Endocrine Society and the Western Society for Clinical Investigation and the LVMH Science pour l’art prize (shared with Stanley Prusiner). Dr. Cohen was elected to the National Academy of Medicine in 2004, and the American Academy of Arts and Sciences in 2008. Dr. Cohen currently serves on the boards of directors of several biotechnology and pharmaceutical organizations, including CareDx, Inc. (Nasdaq: CDNA) and Intellia Therapeutics, Inc. (Nasdaq: NTLA). He is a past member of the boards of UroGen Pharma Ltd. (Nasdaq: URGN), Quintiles Transnational (merged with IQVIA Holdings (NYSE: IQV)), Biocryst (Nasdaq: BCRX), Genomic Health (acquired by Exact Sciences Corp.) (Nasdaq: GHDX), Tandem Diabetes Care, Inc. (Nasdaq: TNDM), Five Prime Therapeutics, Inc. (Nasdaq: FPRX, acquired by Amgen Inc.), Progyny, Inc. (Nasdaq: PGNY), Roka Bioscience, Inc. (Nasdaq: ROKA) and Veracyte, Inc. (Nasdaq: VCYT).

We believe Dr. Cohen is qualified to serve on our board of directors because of his extensive experience in the biotechnology industry, including providing strategic advice and oversight to biopharmaceutical companies, as well as his financial and medical knowledge and experience.

Sravan Emany has served as a member of our board of directors since February 2026. Mr. Emany has served as the Chief Financial Officer of Beam Therapeutics Inc. (Nasdaq: BEAM), since December 2024. Prior to that, Mr. Emany served as Corporate Vice President, Commercial Excellence and Chief Strategy Officer of Integra LifeSciences Holdings Corporation, or Integra, a publicly held global healthcare company, from March 2020 to December 2021, and as Vice President of Strategy, Treasury and Investor Relations from February 2018 to March 2020. Prior to Integra, Mr. Emany served in various mergers and acquisitions investment banking roles in Bank of America and BofA Securities, formerly Bank of America Merrill Lynch, for nearly a decade, culminating in his service as Managing Director in the mergers and acquisitions group, where he led numerous mergers and acquisitions in the healthcare sector. He also served in various other financial roles, including with Goldman Sachs Group and Morgan Stanley. Mr. Emany serves on the board of directors of Assertio Holdings, Inc. (Nasdaq: ASRT). He holds a B.A. in international relations from The Johns Hopkins University and an M.A. in international relations and international economics from The Johns Hopkins School of Advanced International Studies.

We believe Mr. Emany is qualified to serve on our board of directors because of his experience serving as chief financial officer and in other senior finance positions at life sciences companies and his prior experience in healthcare investment banking and mergers and acquisitions.

Ian Clark has served as a member of our board of directors since 2021. From 2021 through January 11, 2026, Mr. Clark served as Chairperson of our board of directors. Mr. Clark has more than 35 years of experience in the biotechnology and pharmaceutical industry, most recently serving as Chief Executive Officer and member of the board of directors for Genentech, Inc., until his retirement in December 2016. During his seven-year tenure as Chief Executive Officer of Genentech, Mr. Clark and his team brought eleven new medicines to market for patients with rheumatoid arthritis, idiopathic pulmonary fibrosis and various types of cancer. Prior to that, Mr. Clark served as the Executive Vice President and Head of Global Product Strategy of the Roche Group from April 2009 to December 2009. Prior to his time at the Roche Group, Mr. Clark held several senior management positions at Genentech Inc. from January 2003 to March 2009, including Executive Vice President, Commercial Operations and Senior Vice President, General Manager of BioOncology. Prior to joining Genentech, Mr. Clark spent 23 years in the biopharmaceutical industry holding several positions of increasing responsibility at Novartis AG (NYSE: NVS, SIX: NOVN), Sanofi (Nasdaq: SNY), Ivax and Searle, working in the U.S., United Kingdom, Canada, Eastern Europe and France. Currently, Mr. Clark is on the board of directors of several public biopharmaceutical and biotechnology companies, including Corvus Pharmaceuticals, Inc. (Nasdaq: CRVS), Guardant Health, Inc. (Nasdaq: GH), Olema Pharmaceuticals, Inc. (Nasdaq: OLMA), GoodRx Holdings, Inc. (Nasdaq: GDRX) and BioMarin Pharmaceuticals Inc. (Nasdaq: BMRN). Mr. Clark previously served on the boards of Takeda Pharmaceutical Company Limited (NYSE: TAK), Avrobio, Inc. (Nasdaq: AVRO), Agios Pharmaceuticals, Inc. (Nasdaq: AGIO), Forty Seven, Inc., Shire Pharmaceuticals, Inc., Kite Pharma, Inc., TerraVia Holdings, Inc., Gyroscope Therapeutics Limited, Dendreon Pharmaceuticals LLC and Vernalis (R&D) Limited. Mr. Clark serves as an advisor to KKR & Co., Inc., and was previously on the Board of Biotechnology Industry Association, on the BioFulcrum Board of the Gladstone Institute and on the Economic Advisory Council of the 12th District of the Federal Reserve. In addition, he served as an advisor to Blackstone Life Sciences, formerly Clarus Ventures, LLC, a venture capital firm, from September 2017 to September 2020, as well as to Perella Weinberg Partners LP and Lazard Ltd. Mr. Clark received his Bachelor of Science in Biological Sciences and an Honorary Doctorate of Science from Southampton University in the United Kingdom.

We believe Mr. Clark is qualified to serve on our board of directors because of his vast experience in the biopharmaceutical industry, combined with his experience serving on the boards of directors of successful, high-growth public and private companies.

Christi Shaw has served as a member of our board of directors since September 2024 and as Executive Chairperson of our board of directors since January 12, 2026. Ms. Shaw is a seasoned healthcare executive with over 30 years of experience in the biopharmaceutical industry. Most recently, she served as Chief Executive Officer of Kite Pharma, Inc., a Gilead company specializing in the development of cancer immunotherapies, from August 2019 to March 2023. Ms. Shaw has served on the board of directors of Beam Therapeutics Inc. (Nasdaq: BEAM) since December 2023 and on the board of directors for ReAlta Life Sciences, Inc. from January 2024 until September 2025. Ms. Shaw also served as a director of Avantor, Inc. (NYSE: AVTR) from November 2018 through May 2024. From April 2017 to August 2019, she served as Senior Vice President of Eli Lilly & Co. (NYSE: LLY), a global healthcare company, and President of Lilly Bio-Medicines, the business within Eli Lilly Company that comprised its neuroscience and immunology divisions. From 2014 to 2016, Ms. Shaw served as U.S. country head and President of Novartis Pharmaceutical Corporation, a global healthcare company, and from 2010 to 2014, as North American region head of Novartis Oncology. Prior to 2010, Ms. Shaw held several leadership positions at Johnson & Johnson, Inc. (NYSE: JNJ). Previously, she served as an executive committee member of the Biotechnology Innovation Organization. Ms. Shaw is also an advisor for Family Reach’s Clinical Trial Access Program, which she co-founded with her sister (More Moments More Memories) to assist people with cancer access clinical trials. Ms. Shaw holds a B.B.A. in Marketing from Iowa State University and an M.B.A. from the University of Wisconsin.

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

We believe that Mr. Biddle is qualified to serve as a member of our board of directors due to his extensive experience as an executive in the biopharmaceutical industry across numerous therapeutic areas.

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

Andrew Miller, Ph.D. has served as a member of our board of directors since February 2026. Dr. Miller previously founded Karuna Therapeutics, Inc., or Karuna, a biopharmaceutical company developing treatments for psychiatric and neurological conditions. He most recently served as President of Research and Development at Karuna until its $14 billion acquisition by Bristol Myers Squibb in 2024 and previously served as Chief Operating Officer, Chief Executive Officer and as a member of Karuna’s Board of Directors. Prior to that, Dr. Miller held senior and executive level positions at PureTech Health plc, Tal Medical and Entrega, Inc. He also served as a member of the board of directors of Entrega, Inc. from 2013 to 2025. Dr. Miller currently serves as the Chairman of the Board at Progentos Therapeutics. He received a B.S. in Chemical Engineering from the University of Illinois with highest honors and completed his Ph.D. in Chemical Engineering at the Massachusetts Institute of Technology.

We believe that Dr. Miller is qualified to serve as a member of our board of directors due to his extensive experience in biotechnology leadership, drug development and corporate strategy.

Executive Officers

The following table sets forth information regarding our executive officers as of March 26, 2026:

Name	Age	Position(s)
Warner Biddle. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59	Chief Executive Officer and Director
Marc Grasso, M.D. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	53	Chief Financial Officer
Naji H. Gehchan, M.D. . . . . . . . . . . . . . . . . . . . . . . . .	44	Chief Medical and Development Officer
Mayo Pujols . . . . . . . . . . . . . . . . . . . . . . . .	57	Chief Technology Officer

Warner Biddle Biographical information regarding Warner Biddle is set forth above under “Board of Directors”.

Marc Grasso, M.D. has served as our Chief Financial Officer since June 2025. Prior to joining Kyverna, Dr. Grasso most recently served as Chief Financial Officer of Alector, Inc. (Nasdaq: ALEC), a clinical-stage biotechnology company from February 2022 to June 2025. Prior to that, Dr. Grasso served as Chief Financial Officer and Chief Business Officer of Kura Oncology, Inc (Nasdaq: KURA), a clinical-stage biopharmaceutical company, from August 2018 to February 2022. From March 2013 to August 2018, he served as Managing Director of Stifel Financial Corp. (NYSE: SF), an investment bank and financial services company, where he was responsible for building and managing the west coast life sciences and biotechnology investment banking business. From June 2010 to February 2013, Dr. Grasso was Managing Director of Investment Banking in the Global Healthcare Group at UBS Group AG (NYSE: UBS), focusing on the biotechnology sector. From May 2008 to June 2010, Dr. Grasso was Managing Director of Investment Banking at Leerink Swann LLC (now Leerink Partners LLC), a specialist investment bank focused on the healthcare sector, where he was instrumental in the west coast expansion of its franchise. Prior to that, Dr. Grasso held key positions at Morgan Stanley, Credit Suisse First Boston, and Deutsche Bank Alex. Brown Inc. Dr. Grasso received his M.D. from The Johns Hopkins University School of Medicine. He obtained an A.B. in molecular biology with honors from Princeton University.

Naji H. Gehchan, M.D. has served as our Chief Medical and Development Officer since January 2025. Dr. Gehchan is an accomplished biopharmaceutical physician-executive with extensive experience in drug development, commercialization and general management. Most recently, Dr. Gehchan served as Head of Clinical Development Oncology for imlunestrant at Eli Lilly & Co. (NYSE: LLY), from April 2021 to January 2025. In this role, he built and led high-performing teams to advance with agility and speed Eli Lilly’s next-generation oral SERD from Phase 1 to global submission. Dr. Gehchan joined Eli Lilly in October 2008, holding various leadership roles across geographies and functions. From September 2019 to April 2021, he served as Associate Vice President of Sales on the U.S. Diabetes Leadership Team. Previously, he served as Chief Marketing Officer and Business Unit Head, BioMedicines, from August 2015 to September 2019, leading the launches of Eli Lilly’s immunology portfolio across France and other European countries. Prior to joining Eli Lilly, he worked at Johnson & Johnson as a Medical Advisor, Internal Medicine & Health Economics from April 2008 to October 2008. Dr. Gehchan also served as an Attending Physician and Resident in internal medicine at Hotel-Dieu de France and CHU Montpellier from June 2005 to June 2007. In addition to his professional career, Dr. Gehchan has been a Faculty Mentor and Guest Lecturer at MIT Sloan since 2023, and a Lecturer in Leadership and Management at ESCP Business School since 2019. Dr. Gehchan earned his Doctor of Medicine in 2006, and Masters in Biological Sciences (Genetics and Immunology) in 2004 from Saint Joseph University of Beirut, a Specialized Masters in Healthcare Management from ESCP Business School in 2009, and an Executive Master of Business Administration from the Massachusetts Institute of Technology Sloan in 2022.

Mayo Pujols has served as our Chief Technology Officer since February 2026. Prior to joining Kyverna, Mr. Pujols served as Chief Operating Officer of Castle Creek Biosciences, Inc., a late-stage company developing re-dosable gene therapies, from June 2025 to January 2026. Prior to that, Mr. Pujols served as Executive Vice President and Chief Technology Officer at Rocket Pharmaceuticals, Inc. from July 2022 to June 2025. Prior to joining Rocket in July 2022, Mr. Pujols was Chief Executive Officer of Andelyn Biosciences Inc., or Andelyn, a biopharmaceutical contract development and manufacturing organization, or CDMO, from June 2020 through July 2022, where he led their expansion to a full-service gene therapy CDMO. Prior to his time at Andelyn, Mr. Pujols served as Vice President, Head of Global Cell and Gene Technical Development and Manufacturing at Novartis, a multinational pharmaceutical corporation, from July

2018 through June 2020. Prior to Novartis, Mr. Pujols was the Vice President of Global CAR-T Operations and Technology at Celgene, a pharmaceutical company, from August 2017 through July 2018. Earlier in his career, he also held key roles at Merck, Advaxis, MedImmune and Schering-Plough. Mr. Pujols earned his bachelor’s degree in Chemical Engineering from Stevens Institute of Technology and his master’s in Chemical Engineering and Applied Chemistry from Columbia University’s The Fu Foundation School of Engineering and Applied Science.

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

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2025, the Audit Committee consisted of Daniel K. Spiegelman, Mert Aktar and Steve Liapis, Ph.D., until his resignation from the board of directors effective September 30, 2025, at which time Christi Shaw was appointed to the Audit Committee and served on the Audit Committee until January 11, 2026. The Audit Committee is currently comprised of Sravan Emany, Andrew Miller, Ph.D. and Mert Aktar, with Mr. Emany serving as Chairperson of the Audit Committee. Each member of the Audit Committee must be “independent” as defined under the applicable Nasdaq and SEC rules and “financially literate” under the Nasdaq rules. Our board of directors has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq and SEC rules and that Mr. Emany is an “audit committee financial expert” under the rules of the SEC. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee. The information under the heading “Director Independence” in Item 13 below is incorporated herein by reference.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and certain officers, as well as persons who beneficially own more than 10% of the outstanding shares of our common stock, to file reports regarding their initial stock ownership and subsequent changes to their ownership with the SEC.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who failed to file a timely required report during the most recent fiscal year. Based solely upon our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2025, all Section 16(a) filing requirements were satisfied on a timely basis.

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

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers, or NEOs, for the year ended December 31, 2025, are:

•
Warner Biddle, our current Chief Executive Officer;
•
Marc Grasso, M.D., our Chief Financial Officer; and
•
Naji Gehchan, M.D., our Chief Medical and Development Officer.

Dr. Grasso commenced service with us as our Chief Financial Officer in June 2025 and Dr. Gehchan commenced service with us as our Chief Medical and Development Officer in January 2025.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our NEOs for the fiscal years ended December 31, 2025 and 2024:

Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Warner Biddle	2025	625,000	—	543,804	468,750	177,426(3)	1,814,980
Chief Executive Officer	2024	182,292	650,000	13,760,605	375,000	25,000	14,992,896
Marc Grasso, M.D.	2025	256,961	100,000(4)	1,100,025	204,000	2,550(5)	1,663,536
Chief Financial Officer
Naji Gehchan, M.D.	2025	481,667	250,000(6)	1,110,100	238,406	5,000(5)	2,085,173
Chief Medical and Development Officer
(1)
The amounts in this column represent the aggregate grant date fair value of the option awards computed in accordance with Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements and related notes included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)
The amounts in this column for 2025 relate to amounts earned by our NEOs pursuant to our bonus program described below under “—Narrative to Summary Compensation Table—2025 Bonuses”.
(3)
Includes $172,426 of relocation/moving expenses, inclusive of an additional payment to cover the taxes for Mr. Biddle’s imputed income associated with our payment of such fees, per Mr. Biddle’s employment agreement as described below under “—Narrative to Summary Compensation Table—Employment Arrangements—Warner Biddle”, and $5,000 of employer matching contributions under our 401(k) plan.
(4)
Represents the portion of Dr. Grasso’s one-time sign-on bonus that was paid in 2025. See “—Narrative to Summary Compensation Table—2025 Bonuses—Grasso Sign-On Bonus” below for additional details.

(5)
Represents employer matching contributions under our 401(k) plan.
(6)
Represents the portion of Dr. Gehchan’s one-time sign-on bonus that was paid in 2025. See “—Narrative to Summary Compensation Table—2025 Bonuses—Gehchan Sign-On Bonus” below for additional details.

Narrative to Summary Compensation Table

2025 Salaries

Our NEOs each receive a base salary to compensate them for services rendered to our Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

For 2025, Mr. Biddle had an annual base salary of $625,000, Dr. Grasso had an annual base salary of $510,000 and Dr. Gehchan had an annual base salary of $510,000.

Our board of directors and compensation committee of our board of directors, or the Compensation Committee, may adjust base salaries from time to time in their discretion.

2025 Annual Bonuses

Each of our NEOs was eligible to receive a bonus for 2025. Each NEO’s target bonus is expressed as a percentage of their annual base salary, which can be achieved by meeting company and individual goals. The 2025 annual bonus for each of Mr. Biddle, Dr. Grasso and Dr. Gehchan was targeted at 60%, 40% and 40% of the NEO’s base salary, respectively.

In January 2026, the Compensation Committee determined achievement under our 2025 annual bonus program. Based on corporate and individual performance, Mr. Biddle was awarded a bonus for 2025 in amount of $450,000, Dr. Grasso was awarded a bonus for 2025 in amount of $244,800 and Dr. Gehchan was awarded a bonus for 2025 in amount of $238,406.

Our board of directors and Compensation Committee may adjust annual bonuses or award discretionary bonuses from time to time.

Grasso Sign-On Bonus

In connection with Dr. Grasso’s appointment as our Chief Financial Officer in June 2025, we agreed to pay Dr. Grasso a one-time bonus of $250,000, less applicable withholdings, or the Grasso Sign-On Bonus, comprised of $100,000 paid in July 2025 and the remaining $150,000 paid on January 1, 2026. Dr. Grasso agreed to repay the Grasso Sign-On Bonus to us in full in the event his employment terminates as a result of his voluntary resignation prior to June 30, 2026.

Gehchan Sign-On Bonus

In connection with Dr. Gehchan’s appointment as our Chief Medical and Development Officer in January 2025, we agreed to pay Dr. Gehchan a one-time bonus of $550,000, less applicable withholdings, or the Gehchan Sign-On Bonus, comprised of $250,000 paid in February 2025 and the remaining $300,000 to be paid on the first regularly scheduled Company payroll date after January 22, 2026, subject to Dr. Gehchan’s continued employment with the Company through and including that date; provided, however, that the full $550,000 sign-on bonus shall be repayable by Dr. Gehchan in the event of the termination of his employment as a result of his voluntary resignation without Good Reason (as defined in the Gehchan Offer Letter (as defined below)) or a termination by the Company for Cause (as defined in the Gehchan Offer Letter), in either case prior to January 22, 2027.

Equity-Based Compensation

In April 2025, Mr. Biddle was granted a stock option to purchase 332,500 shares of our common stock, which vests over four years, with 25% of the total number of shares subject to the option vesting on April 11, 2026, and 1/48th of the total number of shares subject to the option vesting monthly thereafter, subject to Mr.

Biddle’s continued services to us on each applicable vesting date. The option has an exercise price of $2.06 per share, which the Compensation Committee determined equaled fair market value of our common stock on the date of grant.

In June 2025, in connection with Dr. Grasso’s appointment as our Chief Financial Officer, Dr. Grasso was granted a stock option to purchase 450,000 shares of our common stock, which vests over four years, with 25% of the total number of shares subject to the option vesting on June 30, 2026, and 1/48th of the total number of shares subject to the option vesting monthly thereafter, subject to Dr. Grasso’s continued services to us on each applicable vesting date. The option has an exercise price of $3.07 per share, which the Compensation Committee determined equaled fair market value of our common stock on the date of grant.

In January 2025, in connection with Dr. Gehchan’s appointment as our Chief Medical and Development Officer, Dr. Gehchan was granted a stock option to purchase 425,000 shares of our common stock, which vests over four years, with 25% of the total number of shares subject to the option vesting on January 22, 2026, and 1/48th of the total number of shares subject to the option vesting monthly thereafter, subject to Dr. Gehchan’s continued services to us on each applicable vesting date. The option has an exercise price of $3.29 per share, which the Compensation Committee determined equaled fair market value of our common stock on the date of grant.

Employment Arrangements

We have entered into offer letters and employee confidential information and inventions assignment agreements with each of our NEOs. Each offer letter sets forth the title, base salary, target bonus opportunity and initial equity awards for the executive. Below are descriptions of employment offer letters with our NEOs. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control of the Company under the arrangements with our executive officers, see the subsection titled “—Potential Payments upon Termination or Change in Control” below.

Warner Biddle

On September 14, 2024, we entered into an offer letter with Mr. Biddle, or the Biddle Offer Letter. Pursuant to the Biddle Offer Letter, Mr. Biddle’s initial annualized salary is $625,000, and he was paid a one-time Sign-On Bonus of $650,000, less applicable withholdings, in October 2024. In the event of Mr. Biddle’s termination of employment by us for Cause (as defined in the Biddle Offer Letter), or if Mr. Biddle resigns without Good Reason (as defined in the Biddle Offer Letter), in either case prior to September 16, 2025, Mr. Biddle agreed to repay the Sign-On Bonus to us within thirty days after such termination or resignation. Additionally, Mr. Biddle is eligible to receive an annual performance bonus of up to 60% of his base salary (which was not prorated for 2024). The Biddle Offer Letter also provides that Mr. Biddle is entitled to be reimbursed for up to $150,000 of relocation/moving expenses, net of taxes. Mr. Biddle’s employment with us is on an “at-will” basis.

In connection with his appointment, and as provided in the Biddle Offer Letter, on September 16, 2024, we granted Mr. Biddle an option pursuant to the Inducement Plan (as defined below) to purchase 2,579,259 shares of our common stock, or the Biddle Option, which Biddle Option will vest over four years, with 25% of the total number of shares subject to the Biddle Option vesting on September 16, 2025, and 1/48th of the total number of shares subject to the Biddle Option vesting monthly thereafter, subject to Mr. Biddle’s continued services to us on each applicable vesting date.

In connection with his employment, Mr. Biddle also entered into our standard Employee Confidential Information and Inventions Assignment Agreement, which includes confidentiality provisions, an invention assignment and non-compete covenants during his employment and non-solicit covenants during his employment and for one year thereafter.

Marc Grasso

In connection with his appointment as our Chief Financial Officer, effective June 30, 2025, Dr. Grasso and the Company entered into an offer letter, or the Grasso Offer Letter. Pursuant to the Grasso Offer Letter, Dr. Grasso’s initial annualized salary is $510,000. Additionally, Dr. Grasso is eligible to receive an annual performance bonus of up to 40% of his base salary (which was not prorated for 2025 and was fixed at target for 2025) and he received a sign-on bonus of $250,000, subject to applicable withholding, with $100,000 paid no later than the second regularly scheduled Company payroll date that occurred on or after June 30, 2025 and the remaining $150,000 paid on January 1, 2026, subject to Dr. Grasso’s continued employment with the Company through and including that date; provided, however, solely for purposes of paying the remaining $150,000, in the event of the termination of Dr. Grasso’s employment by the Company without Cause (as such term is defined in the Grasso Offer Letter) prior to January 1, 2026, Dr. Grasso would have been deemed to remain an employee of the Company (meaning the remaining $150,000 was still to be paid on January 1, 2026), and provided further that the full $250,000 sign-on bonus shall be repayable by Dr. Grasso in the event of the termination of his employment as a result of his voluntary resignation prior to June 30, 2026. His salary and performance bonus percentage may be increased in the future at the discretion of the Compensation Committee. Dr. Grasso’s employment will be on an “at-will” basis.

In connection with his appointment, and as provided in the Offer Letter, on June 30, 2025, the Company granted Dr. Grasso an option pursuant to the Inducement Plan to purchase 450,000 shares of the Company’s common stock, or the Grasso Option, which option will vest over four years, with 25% of the total number of shares subject to the Grasso Option vesting on June 30, 2026 and 1/48th of the total number of shares subject to the Grasso Option vesting monthly thereafter, subject to Dr. Grasso’s continued service to the Company on each applicable vesting date. The Grasso Option was an inducement material to Dr. Grasso’s agreement to enter into employment with the Company, and Dr. Grasso has not previously been an employee or director of the Company.

In connection with his employment, Dr. Grasso also entered into the Company’s standard Employee Confidential Information and Inventions Assignment Agreement, which includes confidentiality provisions, an invention assignment and non-compete covenants during his employment and non-solicit covenants during his employment and for one year thereafter.

Naji Gehchan

In connection with his appointment as our Chief Medical and Development Officer, effective January 22, 2025, Dr. Gehchan and the Company entered into an offer letter, or the Gehchan Offer Letter. Pursuant to the Gehchan Offer Letter, Dr. Gehchan’s initial annualized salary is $510,000. Additionally, Dr. Gehchan is eligible to receive an annual performance bonus of up to 40% of his base salary and he received a sign-on bonus of $550,000, subject to applicable withholding, with $250,000 paid no later than the second regularly scheduled Company payroll date that occurred on or after January 22, 2025 and the remaining $300,000 paid on the first regularly scheduled Company payroll date after January 22, 2026, subject to Dr. Gehchan’s continued employment with the Company through and including that date; provided, however, that the full $550,000 sign-on bonus shall be repayable by Dr. Gehchan in the event of the termination of his employment as a result of his voluntary resignation without Good Reason (as defined in the Gehchan Offer Letter) or a termination by the Company for Cause (as defined in the Gehchan Offer Letter), in either case prior to January 22, 2027. His salary and performance bonus percentage may be increased in the future at the discretion of the Compensation Committee. Dr. Gehchan’s employment will be on an “at-will” basis.

In connection with his appointment, and as provided in the Gehchan Offer Letter, on January 22, 2025, the Company granted Dr. Gehchan an option pursuant to the Inducement Plan to purchase 425,000 shares of the Company’s common stock, or the Gehchan Option, which option will vest over four years, with 25% of the total number of shares subject to the Gehchan Option vesting on January 22, 2026 and 1/48th of the total number of shares subject to the Gehchan Option vesting monthly thereafter, subject to Dr. Gehchan’s continued service to the Company on each applicable vesting date. The Gehchan Option was an inducement material to Dr. Gehchan’s agreement to enter into employment with the Company, and Dr. Gehchan has not previously been an employee or director of the Company.

In connection with his employment, Dr. Gehchan also entered into the Company’s standard Employee Confidential Information and Inventions Assignment Agreement, which includes confidentiality provisions, an invention assignment and non-compete covenants during his employment and non-solicit covenants during his employment and for one year thereafter.

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

Marc Grasso

Pursuant to the Grasso Offer Letter, if the Company terminates Dr. Grasso’s employment without Cause (as defined in the Grasso Offer Letter) or Dr. Grasso resigns for Good Reason (as defined in the Grasso Offer Letter), Dr. Grasso will be entitled to (a) twelve months of Dr. Grasso’s then-current annual base salary, less all applicable withholdings and deductions, paid in equal installments on the Company’s regular payroll cycle commencing on the 60th day following Dr. Grasso’s separation from service, (b) reimbursement of COBRA premiums for Dr. Grasso and his eligible dependents for up to twelve months, provided, that such reimbursement will cease on the date that Dr. Grasso becomes covered under a similar plan, and (c) if the separation from service occurs within three months prior to or upon or within twelve months following a “Change in Control” (as defined in the Grasso Offer Letter), Dr. Grasso shall be entitled to full acceleration of vesting with respect to 100% of all unvested equity awards (with any performance-based vesting requirements being deemed satisfied at target). Payment of the foregoing under the Grasso Offer Letter is conditioned upon Dr. Grasso’s execution of a separation agreement and release of claims in favor of the Company.

Naji Gehchan

Pursuant to the Gehchan Offer Letter, if the Company terminates Dr. Gehchan’s employment without Cause (as defined in the Gehchan Offer Letter) or Dr. Gehchan resigns for Good Reason (as defined in the Gehchan Offer Letter), Dr. Gehchan will be entitled to (a) twelve months of Dr. Gehchan’s then-current annual base salary, less all applicable withholdings and deductions, paid in equal installments on the Company’s regular payroll cycle commencing on the 60th day following Dr. Gehchan’s separation from service, (b) reimbursement of COBRA premiums for Dr. Gehchan and his eligible dependents for up to twelve months, provided, that such reimbursement will cease on the date that Dr. Gehchan becomes covered under a similar plan, and (c) if the separation from service occurs within three months prior to or upon or within twelve months following a “Change in Control” (as defined in the Gehchan Offer Letter), Dr. Gehchan shall be entitled to full acceleration of vesting with respect to 100% of all unvested equity awards (with any performance-based vesting requirements being deemed satisfied at target). Payment of the foregoing under the Gehchan Offer Letter is conditioned upon Dr. Gehchan’s execution of a separation agreement and release of claims in favor of the Company.

Perquisites, Health, Welfare and Retirement Plans and Benefits

All of our NEOs are eligible to participate in our employee benefit plans offered to similarly-situated employees, including medical, dental, vision, disability, life insurance and 401(k) plans. Under the 401(k) plan, we provide matching contributions equal to $0.50 per $1.00 up to 4% of eligible compensation (maximum 2% of compensation), not to exceed $5,000 annually. We did not provide any perquisites or personal benefits to any of our NEOs during 2025. However, the Compensation Committee or the board of directors may from time to time approve perquisites in the future when the Compensation Committee or the board of directors determines that they are necessary or advisable to fairly compensate or incentivize our employees. The Compensation Committee or the board of directors may also elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Outstanding Equity Awards at Fiscal Year-End 2025

The following table presents certain information concerning outstanding equity awards held by each of our NEOs as of December 31, 2025:

			Option Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Warner Biddle	9/16/2024	9/16/2024	806,017	1,773,242	$6.89	9/16/2034
	4/11/2025	4/11/2025	—	332,500	$2.06	4/11/2035
Naji Gehchan, M.D.	1/22/2025	1/22/2025	—	425,000	$3.29	1/22/2035
Marc Grasso, M.D.	6/30/2025	6/30/2025	—	450,000	$3.07	6/30/2035

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

The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, or the Code. We may also authorize offerings under the ESPP that are not intended to comply with the requirements of Section 423 of the Code, which may, but are not required to, be made pursuant to any rules, procedures or sub-plans adopted by the Compensation Committee for such purpose.

2024 Inducement Equity Incentive Plan

On September 14, 2024, the Compensation Committee adopted the Kyverna Therapeutics, Inc. 2024 Inducement Equity Incentive Plan, which was most recently amended in January 2026 (as amended, the Inducement Plan). The purpose of the Inducement Plan is to advance our interests by providing a material inducement for the best available individuals to join the Company as employees by affording such individuals an opportunity to acquire a proprietary interest in the Company.

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

Equity Award Timing Procedures

In accordance with Item 402(x) of Regulation S-K under the Securities Act, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of material non-public information, or MNPI. Although we do not have a formal policy, program or plan that requires us to award equity or equity-based compensation on specific dates, we generally expect to issue equity awards to our executive officers annually in or before April of each year, and such awards are approved by the Compensation Committee in the first fiscal quarter of each year. Additionally, our Insider Trading Policy prohibits directors, officers and employees from trading in our common stock while in possession of or on the basis of MNPI about us. We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

In the year ended December 31, 2025, no options were granted to our NEOs within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

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

Rule 10b5-1 Plans

Our directors, officers and key employees may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades under parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate a Rule 10b5-1 plan, subject to certain requirements. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of MNPI, subject to compliance with the terms of our Insider Trading Policy and any applicable Rule 10b5-1 guidelines.

Non-Employee Director Compensation

Prior to our IPO, we did not have a formalized non-employee director compensation program, but we provided compensation to our non-employee directors who are not affiliated with our investors in accordance with their individual agreements.

In connection with our IPO, effective February 12, 2024, we implemented a non‑employee director compensation program (the Director Compensation Program). Pursuant to the Director Compensation Program, our non-employee directors received cash compensation in 2025 as follows:

•
Each non-employee director receives a cash retainer in the amount of $40,000 per year.
•
The independent Chairperson of the board of directors receives an additional cash retainer of $35,000 per year.
•
The Chairperson of the Audit Committee receives a cash retainer in the amount of $20,000 per year for such Chairperson’s service on the Audit Committee. Each non‑Chairperson member of the Audit Committee receives a cash retainer in the amount of $10,000 per year for such member’s service on the Audit Committee.
•
The Chairperson of the Compensation Committee receives a cash retainer in the amount of $15,000 per year for such Chairperson’s service on the Compensation Committee. Each non‑Chairperson member of the Compensation Committee receives a cash retainer in the amount of $7,500 per year for such member’s service on the Compensation Committee.
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

Each non-employee director may elect, on an annual basis, to convert all or a portion of such non-employee director’s annual retainer into a number of restricted stock units granted under our 2024 Equity Incentive Plan (the 2024 Plan), which will be fully vested on the date of grant, and settlement of the restricted stock units may be deferred at the election of the non-employee director.

From January 1, 2025 through March 24, 2025, our Director Compensation Program provided that each non-employee director initially elected or appointed to our board of directors after February 12, 2024, would automatically be granted an option (the Initial Grant) under the 2024 Plan to purchase that number of shares of our common stock equal to $350,000 divided by the per share grant date fair value of the option award. The Initial Grant would vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through the applicable vesting date.

In addition, from January 1, 2025 through March 24, 2025, our Director Compensation Program provided that on the date of each annual meeting of our stockholders following the completion of the IPO, each non-employee director who (i) had been serving on our board of directors for at least four months and (ii) would continue to serve as a non-employee director immediately following such annual meeting would automatically be granted an option (the Annual Grant) under the 2024 Plan to purchase that number of shares of our common stock equal to (i) $175,000, divided by (ii) the per share grant date fair value of the option award. The Annual Grant would vest in full on the earlier of the (x) first anniversary of the grant date and (y) immediately prior to the annual meeting of our stockholders following the date of grant, subject to continued service through the applicable vesting date.

Effective March 25, 2025, the Compensation Committee implemented a Restated Non-Employee Director Compensation Program (the Restated Director Compensation Program), which amended and restated the Director Compensation Program. The Restated Director Compensation Program provides that each non-employee director initially elected or appointed to our board of directors after March 25, 2025 will automatically be granted (A) an option under the 2024 Plan to purchase that number of shares of our common stock equal to $262,500 divided by the per share grant date fair value of the option award, which will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through the applicable vesting date, and (B) restricted stock units under the 2024 Plan or any other applicable Company equity incentive plan then maintained by us covering a number of shares of common stock equal to $87,500 divided by the per share grant date fair market value as of the date of the grant, rounded down to the nearest whole share, which will vest as to 1/3rd of the shares subject thereto on each one-year anniversary over three years, subject to continued service through the applicable vesting date.

In addition, pursuant to the Restated Director Compensation Program, on the date of each annual meeting of our stockholders, commencing with our 2025 annual meeting of stockholders, each non-employee director who (i) has been serving on our board of directors for at least four months and (ii) will continue to serve as a non-employee director immediately following such annual meeting will automatically be granted (A) an option, or the Annual Option Grant, under the 2024 Plan to purchase that number of shares of our common stock equal to (a) $131,250, divided by (b) the per share grant date fair value of the option award, or (B) restricted stock units, or the Annual RSU Grant, under the 2024 Plan or any other applicable Company equity incentive plan then maintained by us covering a number of shares of common stock equal to $43,750 divided by the per share grant date fair market value as of the date of the grant, rounded down to the nearest whole share. Each of the Annual Option Grant and the Annual RSU Grant will be automatically granted on the date of each applicable annual meeting of stockholders and will vest in full on the earlier of (x) the first anniversary of the grant date and (y) immediately prior to the annual meeting of our stockholders following the date of grant, subject to continued service through the applicable vesting date.

Pursuant to the Restated Director Compensation Program, upon a change-in-control transaction, all outstanding equity awards held by our non-employee directors will vest in full. The cash compensation under the Restated Director Compensation Program remains the same as what was provided for in the Director Compensation Program.

Christi Shaw Advisory Award

In February 2025, in connection with entering into an advisory agreement with Ms. Shaw, we granted Ms. Shaw a stock option to purchase an aggregate of 38,679 shares of our common stock at an exercise price of $3.03 per share. The option vested in full on October 30, 2025.

Director Compensation Table

The following table sets forth information for 2025 regarding the compensation awarded to, earned by or paid to our non-employee directors. Directors who are also our employees receive no additional compensation for their service as directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Stock Awards($)(2)(3)	All Other Compensation ($)	Total ($)
Mert Aktar	57,500	131,205	43,747	—	232,452
Ian Clark	85,000	131,205	43,747	—	259,952
Fred E. Cohen, M.D., D.Phil.	62,500	131,205	43,747	—	237,452
Steve Liapis, Ph.D.(4)	—	—	—	—	—
Beth Seidenberg, M.D.	67,500	131,205	43,747	—	242,452
Christi Shaw	55,000	131,205	43,747	89,940(5)	319,892
Daniel K. Spiegelman(6)	60,000	131,205	43,747	—	234,952

(1)
The amounts reported represent the grant date fair value of option awards granted to our non-employee directors during the year ended December 31, 2025, as computed in accordance with FASB ASC 718, rather than amounts paid to or realized by the individual. See Note 10 of the financial statements included in this Annual Report on Form 10-K for the assumptions used in calculating this amount.
(2)
As of December 31, 2025, our non-employee directors held the following option awards and unvested restricted stock units.

Name	Shares Underlying Option Awards	Shares Subject to Unvested Restricted Stock Units
Mert Aktar	153,092	16,634
Ian Clark	429,749	16,634
Fred E. Cohen, M.D., D.Phil.	98,310	16,634
Beth Seidenberg, M.D.	98,310	16,634
Christi Shaw	170,622	16,634
Daniel K. Spiegelman	115,888	16,634

(3)
The amounts reported represent the grant date fair value of restricted stock unit awards granted to our non-employee directors during the year ended December 31, 2025, as computed in accordance with FASB ASC 718, rather than amounts paid to or realized by the individual. See Note 10 of the financial statements included in this Annual Report on Form 10-K for the assumptions used in calculating this amount.
(4)
Dr. Liapis opted not to receive compensation for his service on our board of directors. Dr. Liapis resigned from our board of directors effective September 30, 2025.
(5)
The amount reported represents the stock option granted to Ms. Shaw in February 2025 pursuant to the advisory agreement described above under “—Christi Shaw Advisory Award”.

(6)
Mr. Spiegelman resigned from our board of directors effective February 24, 2026.

Compensation Committee Interlocks and Insider Participation

During 2025, the Compensation Committee consisted of Beth Seidenberg, M.D., Fred E. Cohen, M.D., D.Phil. and Christi Shaw. None of the members of the Compensation Committee during 2025, nor any of the current members of the Compensation Committee, has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or Compensation Committee.

Clawback Policy

Our board of directors has adopted the Company’s Clawback Policy, or the Clawback Policy, effective as of February 7, 2024, applicable to our current and former executive officers, as defined in Exchange Act Rule 10D-1(d), in accordance with SEC rules and the applicable Nasdaq listing standards. This Clawback Policy applies to incentive-based compensation that is granted, earned or vested wholly or in part upon the attainment of one or more financial reporting measures (each, a Financial Reporting Measure) that is received by an executive officer (a) after beginning service as an executive officer, (b) who served as an executive officer at any time during the performance period for that compensation, (c) while we have a class of our securities listed on a national securities exchange or association and (d) during the three completed fiscal years immediately preceding the date on which we conclude, or reasonably should have concluded, that we are required to prepare a restatement with respect to any such Financial Reporting Measure. The Clawback Policy provides that, in the event of a restatement of our financial statements due to material noncompliance with financial reporting requirements, the administrator of the Clawback Policy will recover (subject to limited exceptions) the amount (as determined on a pre-tax basis) of incentive-based compensation erroneously received by an executive officer (i.e., in the event that the amount of such compensation was calculated based on the achievement of certain financial results that were subsequently revised due to the restatement, and the amount of the incentive-based compensation that would have been earned by such executive officer had the financial results been properly reported would have been lower than the amount actually paid).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 15, 2026, by:

• each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

• each of our named executive officers as set forth in the summary compensation table above;

• each of our directors; and

• all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable and restricted stock units that will vest within 60 days of March 15, 2026. Unless otherwise indicated, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. The information in the table below does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

We have based our calculation of the percentage of shares beneficially owned on 60,455,189 shares of our common stock outstanding as of March 15, 2026.

In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of our common stock subject to options, convertible securities or other rights, held by such person that are currently exercisable or will become exercisable or vested within 60 days of March 15, 2026, are considered outstanding. We did not, however, deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Kyverna Therapeutics, Inc., 5980 Horton St., STE 550 Emeryville, CA 94608.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% and Greater Stockholders:
Bain Capital Life Sciences Opportunities III, LP(1)	3,110,000	5.1%
Gilead Sciences, Inc.(2)	4,126,119	6.8%
Entities affiliated with Northpond Ventures III, LP(3)	3,466,826	5.7%
Entities affiliated with Vida Ventures, LLC(4)	4,777,060	7.9%
Entities affiliated with Westlake BioPartners Fund I, L.P.(5)	4,657,257	7.7%
Entities affiliated with GordonMD Global Investments GP LLC(6)	3,058,485	5.1%
Named Executive Officers and Directors:
Warner Biddle(7)	1,111,008	1.8%
Naji Gehchan, M.D.(7)	132,812	*
Marc Grasso, M.D.	—	—
Sravan Emany (7)	2,385	*
Ian Clark(7)	346,096	*
Fred E. Cohen, M.D.(8)	4,543,156	7.5%
Andrew Miller, Ph.D. (7)	2,385	*
Christi Shaw(7)	73,824	*
Mert Aktar(7)	43,870	*
Beth Seidenberg, M.D.(9)	4,676,489	7.7%
All executive officers and directors as a group (11 persons)(10)	10,932,025	17.6%

* Represents beneficial ownership of less than 1%.

(1)
Number of shares beneficially owned as of December 31, 2025, as reported in a Schedule 13G/A filed by Bain Capital Life Sciences Opportunities III, LP on February 17, 2026. Bain Capital Life Sciences Investors, LLC, or BCLSI, is the manager of Bain Capital Life Sciences III General Partner, LLC, which is the general partner of Bain Capital Life Sciences Fund III, L.P., which is the sole member of Bain Capital Life Sciences Opportunities III GP, LLC, which is the general partner of Bain Capital Life Sciences Opportunities III, LP. As a result, BCLSI may be deemed to share voting and dispositive power with respect to the shares held by Bain Capital Life Sciences Opportunities III, LP. Voting and investment decisions with respect to shares held by Bain Capital Life Sciences Opportunities III, L.P. are made by the partners of BCLSI, of whom there are three or more and none of whom individually has the power to direct such decisions. The address of Bain Capital Life Sciences Opportunities III, LP is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, MA 02116.

(2)
Number of shares beneficially owned as of February 12, 2024, as reported in a Schedule 13G filed by Gilead Sciences, Inc. on February 20, 2024. The principal business address of Gilead Sciences, Inc. is 333 Lakeside Drive, Foster City, CA 94404.
(3)
Number of shares beneficially owned as of December 31, 2025, as reported in a Schedule 13G/A filed by Northpond Ventures III, LP, or Northpond Fund III, Northpond Ventures III GP, LLC, or Northpond GP III LLC, Northpond Ventures, LP, or Northpond Fund, Northpond Ventures GP, LLC, or Northpond GP LLC, NPV Listed, LLC, or NVL Listed, Northpond Ventures, LLC, or Northpond Ventures, and Michael P. Rubin on February 17, 2026. Consists of: (i) 2,805,426 shares of common stock directly held by Northpond Fund III, (ii) 450,000 shares of common stock directly held by Northpond Fund and (iii) 211,400 shares of common stock directly held by NVP Listed. Northpond GP III LLC is the general partner of Northpond Fund III, Northpond GP LLC is the general partner of Northpond Fund and Northpond Ventures is the manager of NVP Listed. Michael P. Rubin is the managing member of each of Northpond GP III LLC, Northpond GP LLC and Northpond Ventures and has voting and dispositive power over the securities held by each of Northpond Fund III, Northpond Fund and NVP Listed. The address for each of these entities is 7500 Old Georgetown Rd, Suite 850, Bethesda, MD 20814.
(4)
Number of shares beneficially owned as of February 12, 2024, as reported in a Schedule 13D filed by Vida Ventures, LLC, or Vida I, VV Manager LLC, or Vida I GP, Vida Ventures III, L.P., or Vida III, Vida Ventures III-A, L.P., or Vida III-A, Vida Ventures GP III, L.L.C., or Vida III GP, and Fred E. Cohen, M.D., D.Phil. on May 3, 2024. Consists of: (i) 4,523,924 shares of common stock held by Vida I, (ii) 252,553 shares held by Vida III, and (iii) 583 shares held by Vida III-A. Vida I GP is the general partner of Vida I and may be deemed to have voting, investment and dispositive power with respect to these securities. Vida III GP is the general partner of each of Vida III and Vida III-A and may be deemed to have voting, investment, and dispositive power with respect to these securities. Arie Belldegrun, Leonard Potter and Dr. Cohen (a member of our board of directors) are the members of the investment committee of Vida I GP, or the Vida I Investment Committee. Each of the Vida I Investment Committee and the members thereof may be deemed to share voting, investment and dispositive power with respect to these securities held by Vida I. Arie Belldegrun, Helen Kim, Arjun Goyal, Rajul Jain and Stefan Vitorovic are the members of the investment committee of Vida III GP, or the Vida III Investment Committee. Each of the Vida III Investment Committee and the members thereof may be deemed to share voting, investment and dispositive power with respect to these securities held by each of Vida III and Vida III-A. The address of Vida, Vida I GP, Vida III, Vida III-A and Vida III GP is 40 Broad Street, Suite 201, Boston, Massachusetts 02109.
(5)
Number of shares beneficially owned as of December 31, 2025, as reported in a Schedule 13G/A filed by Westlake BioPartners Fund I, L.P., or Westlake Fund I, Westlake BioPartners GP I, LLC, or Westlake GP I, Westlake BioPartners Opportunity Fund I, L.P., or Westlake Opportunity Fund I, Westlake BioPartners Opportunity GP I, LLC, or Westlake Opportunity GP I, and Beth Seidenberg, M.D., a member of our board of directors on February 6, 2026. Consists of: (i) 3,787,940 shares of common stock held by Westlake Fund I, and (ii) 869,317 shares of common stock held by Westlake Opportunity Fund I. Westlake GP I and Westlake Opportunity GP I, the general partners of Westlake Fund I and Westlake Opportunity Fund I, respectively, may be deemed to have sole voting and dispositive power over such shares, and Dr. Seidenberg, the managing director of Westlake GP I and Westlake Opportunity GP I, may be deemed to have sole voting and dispositive power over the shares held by Westlake Fund I and Westlake Opportunity Fund I. The address for Westlake Fund I and Westlake Opportunity Fund I is 3075 Townsgate Rd., Suite 140, Westlake Village, CA 91361.
(6)
Number of shares beneficially owned as of November 13, 2025, as reported in a Schedule 13G filed by GordonMD Global Investments LP, GordonMD Long Biased Master Fund LP, GordonMD Long Biased GP LLC, Craig D. Gordon and GordonMD Global Investments GP LLC on November 17, 2025. All of the securities reported in this line item are directly owned by advisory clients of GordonMD Global Investments LP. None of those advisory clients, other than GordonMD Long Biased Master Fund LP, may be deemed to beneficially own more than 5% of the shares of our common stock. GordonMD Global Investments LP is the relevant entity for which Craig D. Gordon and GordonMD Global Investments GP

LLC may be considered control persons. The address of each of the entities and persons listed in this footnote is 9460 Wilshire Blvd, Suite 420, Beverly Hills, CA 90212.
(7)
Consists solely of shares of our common stock subject to options that are exercisable within 60 days of March 15, 2026.
(8)
Consists of (i) 4,523,924 shares of common stock held by Vida I listed in footnote (4) above, and (ii) 19,232 shares of our common stock subject to options that are exercisable within 60 days of March 15, 2026. Dr. Cohen, a member of our board of directors, is a member of the Vida I Investment Committee, and may be deemed to share voting and dispositive power over the shares held by Vida I.
(9)
Consists of (i) 4,657,257 shares listed in footnote (5) above as held by Westlake Fund I and Westlake Opportunity Fund I and (ii) 19,232 shares of our common stock subject to options that are exercisable within 60 days of March 15, 2026. Dr. Seidenberg, a member of our board of directors, is the managing director of Westlake GP I and Westlake Opportunity GP I, and may be deemed to have sole voting and dispositive power over the shares held by Westlake Fund I and Westlake Opportunity Fund I.
(10)
Consists of (i) 9,181,181 shares of common stock beneficially owned by our current executive officers and directors, and (ii) 1,750,844 shares of our common stock subject to options that are exercisable within 60 days of March 15, 2026.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2025 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2025. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, the number of shares subject to restricted stock unit awards and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders(1)(2)	6,808,867	$4.03(3)	2,748,998(4)
Equity Compensation Plans Not Approved by Stockholders(5)	3,804,259	$5.85	195,741
Total	10,613,126	—	2,944,739

(1)
Includes the 2019 Stock Plan, the 2024 Plan and the ESPP. Only stock options were outstanding under the 2019 Plan and stock options and restricted stock unit awards were outstanding under the 2024 Plan as of December 31, 2025. No new awards may be made under the 2019 Plan.
(2)
The 2024 Plan and the ESPP contain “evergreen” provisions, pursuant to which (i) the number of shares of common stock reserved for issuance pursuant to awards under the 2024 Plan shall be increased on the first day of each year beginning in 2025 and ending in 2034, equal to the lesser of: (A) 5.0% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (B) such smaller number of shares of common stock as determined by our board of directors; and (ii) the number of shares of common stock which will be authorized for sale under the ESPP shall be increased on the first day of each year beginning in 2025 and ending in 2034, equal to the lesser of: (A) 1.0% of the shares of stock outstanding on the last day of the immediately preceding fiscal year, (B) 422,000 shares of our common stock (subject to adjustment for recapitalizations, stock splits and similar transactions), and (C) such smaller number of shares of stock as determined by our board of directors. On January 1, 2026, an additional 3,019,494 shares of our common stock were reserved for issuance pursuant to awards under the 2024 Plan pursuant to the “evergreen” provision, and an additional 422,000 shares of our common stock were reserved for issuance under the ESPP pursuant to the “evergreen” provisions.
(3)
The weighted-average exercise price does not take into account 1,282,404 shares of common stock subject to outstanding unvested restricted stock unit awards granted pursuant to the 2024 Plan.
(4)
Excludes 844,000 shares that were available for future issuance under the ESPP as of December 31, 2025.
(5)
Comprised of the Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2024 and any currently proposed transactions to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or an affiliate or immediate family members thereof, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Part III, Item 11 of this Annual Report on Form 10-K.

Director and Executive Officer Compensation

See Part III, Item 11 of this Annual Report on Form 10-K for information regarding compensation of directors and executive officers.

Employment Arrangements

We have entered into employment offer letters with certain of our named executive officers. For more information regarding these agreements, see Part III, Item 11 of this Annual Report on Form 10-K.

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

Promissory Note with Former Chief Executive Officer

In December 2022, our former chief executive officer, Peter Maag, Ph.D., a related party at that time, early exercised options for 349,321 shares of our common stock in exchange for a partial recourse promissory note receivable with the principal amount of $1.1 million. The note bore interest of 4.27% per annum and was due in December 2027. On January 12, 2024, we forgave the promissory note in full, which included the outstanding principal amount and interest through that date.

Advisor Agreement with Daniel Spiegelman

On September 1, 2023, we entered into an advisor agreement with Daniel Spiegelman, a former member of our board of directors, pursuant to which Mr. Spiegelman agreed to provide us advice in our evaluation of strategic options in the context of corporate finance activities, including, but not limited to, an initial public offering by us, in exchange for a payment of $10,000 per month. The advisor agreement provided that it would terminate on the earliest to occur of April 1, 2024, immediately prior to the effectiveness of a registration statement on Form S-1 filed by us with the SEC related to the initial public offering of our common stock and the date terminated by either party upon written notice to the other party. In accordance with the foregoing, the advisor agreement terminated on February 7, 2024.

Participation in our Initial Public Offering

In February 2024, certain holders of more than 5% of our capital stock and their affiliated entities purchased shares of our common stock in the IPO from the underwriters for payment in excess of $120,000 as summarized in the following table. The underwriters received the same underwriting discount from the sale of the shares of our common stock to these holders as they did from the sale of other shares of our common stock sold to the public in the IPO.

Name	Number of Shares of Common Stock Purchased	Aggregate Purchase Price ($)
Bain Capital Life Sciences Opportunities III, LP	450,000	$9,900,000
Gilead Sciences, Inc.	910,000	$20,020,000
Northpond Ventures, LLC, affiliated with Northpond Ventures III, LP, a holder of more than 5% of our common stock prior to the IPO	450,000	$9,900,000
Vida Ventures III, L.P., affiliated with Vida Ventures, LLC, a holder of more than 5% of our common stock prior to the IPO	252,553	$5,556,166
Vida Ventures III-A, L.P., affiliated with Vida Ventures, LLC, a holder of more than 5% of our common stock prior to the IPO	583	$12,826

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants and in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any officer, director (or nominee to become a director) or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members. The Audit Committee is tasked with the review and oversight of related party transactions as required by Nasdaq and SEC rules (including, without limitation, those defined in Item 404 of Regulation S-K, but excluding any compensation-related matters).

All of the transactions described above were entered into prior to the adoption of the written related person transaction policy, but all were approved by our board of directors considering similar factors to those described above.

Director Independence

Under the rules and listing standards of The Nasdaq Stock Market LLC, or the Nasdaq Rules, a majority of the members of our board of directors must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our board of directors affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that Ian Clark, Fred E. Cohen, M.D., D.Phil., Sravan Emany, Mert Aktar, Beth Seidenberg, M.D. and Andrew Miller, Ph.D. are independent directors as defined under the Nasdaq Rules. Mr. Biddle is not independent under the Nasdaq Rules as a result of his position as our Chief Executive Officer, and Ms. Shaw is not independent under the Nasdaq Rules as a result of her position as our Executive Chairperson. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in this Part III, Item 13 above.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following table summarizes the aggregate fees paid or accrued by us for professional services provided by BDO USA, P.C., our independent registered public accounting firm, in the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees	$776,275	$909,285
Audit-Related Fees	—	—
Tax Fees	15,416	—
All Other Fees	—	—
Total Fees	$791,691	$909,285

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

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Kyverna Therapeutics, Inc.	8-K	2/12/2024	3.1

3.2	Amended and Restated Bylaws of Kyverna Therapeutics, Inc.	8-K	2/12/2024	3.2

4.1	Form of Common Stock Certificate.	S-1	1/16/2024	4.1

4.2	Description of Registrant’s Securities.	10-K	3/26/2024	4.2

10.1#	Kyverna Therapeutics, Inc. Amended and Restated 2019 Stock Plan, as amended, and forms of agreement thereunder.	S-1	1/16/2024	10.1

10.2#	Kyverna Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	2/8/2024	10.2

10.3#	Kyverna Therapeutics, Inc. 2024 Equity Incentive Plan Form of Stock Option Agreement.	S-1/A	2/1/2024	10.3

10.4#	Kyverna Therapeutics, Inc. 2024 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.	S-1/A	2/6/2024	10.4

10.5#	Kyverna Therapeutics, Inc. 2024 Employee Stock Purchase Plan.	S-8	2/8/2024	10.5

10.6#	Form of Indemnification Agreement.	S-1/A	2/6/2024	10.6

10.7#	Employment Offer Letter, dated September 14, 2024, between Kyverna Therapeutics, Inc. and Warner Biddle.	8-K	9/16/2024	10.1

10.8#	Employment Offer Letter, dated December 30, 2024, between Kyverna Therapeutics, Inc. and Naji H.Genchan, M.D.	10-K	3/27/2025	10.8

10.9#	Employment Offer Letter, dated July 9, 2021, between Kyverna Therapeutics, Inc. and Karen Walker.	S-1	1/16/2024	10.9

10.10#	Employment Offer Letter, dated June 5, 2025, between Kyverna Therapeutics, Inc. and Marc Grasso, MD.	8-K	6/30/2025	10.1

10.11#	Employment Offer Letter, dated January 9, 2026, between Kyverna Therapeutics, Inc. and Christi Shaw.	8-K	1/12/2026	10.1

10.12	Amended and Restated Investors’ Rights Agreement, dated November 9, 2021.	S-1	1/16/2024	10.10

10.13	Office/Laboratory Lease, dated July 21, 2020, between Kyverna Therapeutics, Inc. and Emery Station Office II, LLC.	S-1	1/16/2024	10.11

10.14	First Amendment to Office/Laboratory Lease, dated November 29, 2021, between Kyverna Therapeutics, Inc. and Emery Station Office II, LLC.	S-1	1/16/2024	10.12

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.15†	License and Collaboration Agreement, dated December 29, 2021, between Kyverna Therapeutics, Inc. and Intellia Therapeutics, Inc.	S-1	1/16/2024	10.13

10.16†	Patent License Agreement (License Number L-158-2021-0), dated May 20, 2021, between Kyverna Therapeutics, Inc. and the National Institutes of Health.	S-1	1/16/2024	10.14

10.17†	Patent License Agreement (License Number L-159-2021-0), dated May 27, 2021, between Kyverna Therapeutics, Inc. and the National Institutes of Health.	S-1	1/16/2024	10.15

10.18#	Kyverna Therapeutics, Inc. Non-Employee Director Compensation Program.	10-K	3/27/2025	10.16

10.19*†

Loan and Security Agreement, dated October 31, 2025, among Kyverna Therapeutics, Inc., Oxford Finance LLC, as collateral agent, and the lenders named therein or otherwise a party thereto from time to time.

19.1	Kyverna Therapeutics, Inc. Insider Trading Policy.	10-K	3/27/2025	19.1

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1‡	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Kyverna Therapeutics, Inc. Clawback Policy.	10-K	3/26/2024	97

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Indicates management contract or compensatory plan or arrangement.

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

KYVERNA THERAPEUTICS, INC.

Date: March 26, 2026	By:	/s/ Warner Biddle
Warner Biddle
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warner Biddle and Marc Grasso, M.D., and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution and full power to act without the other, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Warner Biddle	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2026
Warner Biddle

/s/ Marc Grasso, M.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2026
Marc Grasso, M.D.

/s/ Christi Shaw	Executive Chairperson and Director	March 26, 2026
Christi Shaw

/s/ Mert Aktar	Director	March 26, 2026
Mert Aktar

/s/ Ian Clark	Director	March 26, 2026
Ian Clark

/s/ Fred E. Cohen, M.D., D.Phil.	Director	March 26, 2026
Fred E. Cohen, M.D., D.Phil.

/s/ Sravan Emany	Director	March 26, 2026
Sravan Emany

/s/ Andrew Miller, Ph.D.	Director	March 26, 2026
Andrew Miller, Ph.D.

/s/ Beth Seidenberg, M.D.	Director	March 26, 2026
Beth Seidenberg, M.D.

Kyverna Therapeutics, Inc.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements as of and for the Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Kyverna Therapeutics, Inc.

Emeryville, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kyverna Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 26, 2026

Kyverna Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$124,093	$96,621
Available-for-sale marketable securities	155,160	189,358
Prepaid expenses and other current assets	3,700	4,622
Total current assets	282,953	290,601
Restricted cash	551	552
Property and equipment, net	1,546	3,347
Operating lease right-of-use assets	3,568	6,468
Finance lease right-of-use assets	305	841
Other non-current assets	4,903	2,836
Total assets	$293,826	$304,645
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,306	$4,624
Accrued compensation	9,990	4,883
Accrued license expense – related party	3,750	6,250
Other accrued expenses and current liabilities	13,472	14,059
Operating lease liabilities, short-term portion	3,662	3,161
Finance lease liabilities, short-term portion	307	779
Total current liabilities	36,487	33,756
Operating lease liabilities, net of short-term portion	320	4,160
Finance lease liabilities, net of short-term portion	—	142
Term loan	24,743	—
Total liabilities	61,550	38,058
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.00001 par value; 490,000,000 shares authorized as of December 31, 2025 and 2024; 60,389,893 and 43,214,918 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	—
Additional paid-in capital	657,005	530,002
Accumulated other comprehensive income	97	105
Accumulated deficit	(424,827)	(263,520)
Total stockholders’ equity	232,276	266,587
Total liabilities and stockholders’ equity	$293,826	$304,645

The accompanying notes are an integral part of these financial statements.

Kyverna Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$133,720	$112,473
General and administrative	36,107	30,131
Total operating expenses	169,827	142,604
Loss from operations	(169,827)	(142,604)
Interest income	9,094	15,359
Interest expense	(489)	(142)
Other expense, net	(85)	(90)
Total other income, net	8,520	15,127
Net loss	(161,307)	(127,477)
Other comprehensive income
Unrealized gain (loss) on available-for-sale marketable securities, net	(8)	101
Total other comprehensive gain (loss)	(8)	101
Net loss and other comprehensive loss	$(161,315)	$(127,376)
Net loss per share attributable to common stockholders, basic and diluted	$(3.64)	$(3.33)
Weighted-average shares of common stock outstanding, basic and diluted	44,259,999	38,334,571

The accompanying notes are an integral part of these financial statements.

Kyverna Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2023	114,556,997	$180,574	1,250,103	$—	$4,642	$(136,043)	$4	$(131,397)
Issuance of common stock upon initial public offering, net of underwriting commissions and issuance costs of $30,686	—	—	16,675,000	—	336,164	—	—	336,164
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(114,556,997)	(180,574)	25,171,265	—	180,574	—	—	180,574
Common shares issued upon exercise of options	—	—	118,550	—	259	—	—	259
Stock-based compensation expense	—	—	—	—	8,357	—	—	8,357
Vesting of early exercised options and restricted stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(127,477)	—	(127,477)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	—	101	101
Balance at December 31, 2024	—	$-	43,214,918	$—	$530,002	$(263,520)	$105	$266,587
Issuance of common stock upon underwritten public offering, net of underwriting discounts commissions and issuance costs of $6,590	—	—	14,037,832	1	98,692	—	—	98,693
Issuance of common stock under ATM Facility, net of agent's fees and issuance costs of $1,076	—	—	2,477,100	—	16,388	—	—	16,388
Common shares issued upon exercise of options	—	—	600,551	—	1,987	—	—	1,987
Stock-based compensation expense	—	—	—	—	10,080	—	—	10,080
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	—	—	59,492	—	(144)	—	—	(144)
Net loss	—	—	—	—	—	(161,307)	—	(161,307)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	—	(8)	(8)
Balance at December 31, 2025	—	$—	60,389,893	$1	$657,005	$(424,827)	$97	$232,276

The accompanying notes are an integral part of these financial statements.

Kyverna Therapeutics, Inc.

Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(161,307)	$(127,477)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	10,080	8,357
Accretion of discounts on available-for-sale marketable securities	(6,888)	(7,664)
Non-cash lease expense	2,900	2,544
Depreciation and amortization expense	1,799	2,133
Impairment of capitalized software	648	—
Non-cash interest expense	72	—
Loss on disposal of property and equipment	60	—
Changes in assets and liabilities:
Prepaid expense and other current assets	893	(1,501)
Other non-current assets	(980)	(1,955)
Accounts payable	543	736
Accrued compensation	5,107	2,071
Other accrued expenses and current liabilities	(800)	10,905
Accrued license expense – related party	(2,500)	—
Operating lease liability	(3,339)	(2,399)
Net cash used in operating activities	(153,712)	(114,250)
Cash flows from investing activities
Purchases of available-for-sale marketable securities	(364,623)	(489,997)
Proceeds from maturities of available-for-sale marketable securities	405,701	331,300
Internal-use software development costs	(1,128)	—
Proceeds from sale of property and equipment	70	—
Purchases of property and equipment	(5)	(2,205)
Net cash provided by (used in) investing activities	40,015	(160,902)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering and underwritten public offering, net of underwriting commissions	98,968	341,171
Proceeds from issuance of common stock under the ATM Facility, net of agent's fees	16,940	—
Proceeds from borrowing of the term loan, net of issuance costs	24,700	—
Proceeds from exercise of common stock options	1,987	259
Principal paid on finance lease liabilities	(808)	(956)
Payments for common stock issuance offering costs	(475)	(3,361)
Taxes paid related to net share settlement upon vesting of restricted stock units	(144)	—
Net cash provided by financing activities	141,168	337,113
Net increase in cash and cash equivalents and restricted cash	27,471	61,961
Cash, cash equivalents and restricted cash, at beginning of period	97,173	35,212
Cash, cash equivalents and restricted cash, at end of period	$124,644	$97,173
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	124,093	96,621
Restricted cash	551	552
Cash, cash equivalents and restricted cash at end of period	$124,644	$97,173

Supplemental disclosure for non-cash investing and financing activities
Conversion of 114,556,997 shares of redeemable convertible preferred stock to common stock shares upon the closing of initial public offering	$—	$180,574
Unpaid offering costs included in accounts payable and other current liabilities	$352	$—
Vesting of restricted stock	$—	$6
Right-of-use asset obtained in exchange for operating and finance lease liability	$194	$2,518
Supplemental disclosure of cash flow information
Cash paid for interest	$415	$142

The accompanying notes are an integral part of these financial statements.

Kyverna Therapeutics, Inc.

Notes to the Financial Statements

1. Description of Business, Organization and Liquidity

Kyverna Therapeutics, Inc. (“Kyverna” or “the Company”) is a late-stage clinical biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. The lead product candidate, mivocabtagene autoleucel, or miv-cel, and also known as KYV-101, is advancing through late-stage clinical development. The Company is currently focused on advancing our neuroimmunology CAR T franchise, which includes evaluating miv-cel in stiff person syndrome, or SPS, and generalized myasthenia gravis, or gMG. The Company was incorporated on June 14, 2018, was initially named BAIT Therapeutics, Inc., changed its name to Kyverna Therapeutics, Inc. on October 1, 2019, and is headquartered in Emeryville, California.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of December 31, 2025, the Company has an accumulated deficit of $424.8 million. The Company had net losses of $161.3 million and $127.5 million for the years ended December 31, 2025 and 2024, respectively. The Company had cash used in operations of $153.7 million and $114.3 million for the years ended December 31, 2025 and 2024, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sale of shares of its common stock and debt financing. On October 31, 2025, the Company entered into a Loan and Security Agreement with Oxford Finance (as defined in Note 8). The Loan and Security Agreement provides a term loan facility (the “Loan Facility”) up to an aggregate principal amount of $150.0 million. The Loan Facility includes an initial tranche of the term loan of $40.0 million and two additional tranches totaling $60.0 million, subject to the satisfaction of certain terms and conditions. A fourth tranche of the term loan of $50.0 million may also be made available subject to Oxford Finance’s discretion. On November 3, 2025, the Company borrowed $25.0 million from funds available from the first tranche of the term loan. The Loan Facility matures on October 1, 2030 (see Note 8 for additional details).

As of December 31, 2025, the Company had cash and cash equivalents and available-for-sale marketable securities of $279.3 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities, including preclinical studies and clinical trials. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital.

The Company may also seek to raise capital through other equity and debt financings, license agreements, collaborative agreements or other sources of financing. Based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances and the term loan available under the Loan Facility will be sufficient to fund its operating plan and capital expenditure requirements based on its current operating plan for at least the next 12 months from the issuance of these financial statements. See Note 8, "Long Term Debt" for additional information regarding the loan and security agreement with Oxford Finance and Note 9 "Stockholders' Equity" for additional information regarding the ATM Facility and underwritten public offerings.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development accrued expenses, valuation of its common stock prior to the Company’s initial public offering (“IPO”), stock-based compensation, valuation of deferred tax assets and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount reported as revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking accounts and available-for-sale marketable securities with maturities of less than 90 days from the date of purchase.

Restricted Cash

As of each of December 31, 2025 and 2024, the Company had $0.6 million of long-term restricted cash held as security for the Company’s building lease. The entire amount is deposited with a financial institution and held in separate bank accounts.

Available-For-Sale Marketable Securities

Available-for-sale marketable securities as of December 31, 2025, consist of U.S treasury bills and U.S. government bonds with original maturities of greater than 90 days from the date of purchase. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investments as available-for-sale and as current assets, even though the stated maturity may be more than one year from the current balance sheet date. The Company carries available-for-sale marketable securities at fair value. Unrealized gains and losses on available-for-sale debt marketable securities are reported in accumulated other comprehensive loss, which is a separate component of stockholders’ deficit. The cost of available-for-sale debt marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion are included in interest income together with interest and dividends. The cost of securities sold is based on the specific identification method.

Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is impaired, which would require it to record an allowance for credit losses or an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the extent to which the fair value of a security is less than its amortized cost, its intent to sell or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the financial condition of the issuer and any changes thereto, and, as necessary, the portion of a decline in fair value that is credit-related. This assessment could change in the future due to new developments or changes in assumptions related to any particular security. Realized gains and losses, allowances for credit losses and impairments on available-for-sale securities, if any, are recorded to interest expense in the statements of operations and comprehensive loss. Interest receivable is recognized in the fair value of available-for-sale marketable securities and cash equivalents on the balance sheet.

Concentrations of Credit Risk

Cash, cash equivalents, restricted cash and available-for-sale marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. As of December 31, 2025, the Company also had investments in money market funds, U.S. Treasury bills and U.S. government bonds, which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any material losses on its financial instruments and has full access to and control over all of its cash, cash equivalents and available-for-sale marketable securities.

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

The Company’s business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges, such as the effects of the ongoing geopolitical conflicts in Ukraine, war in Iran and other conflicts and instability in the Middle East, instability in Venezuela, tensions between not only the U.S. and China, but also between the U.S. and other countries in the international community, uncertainty in the markets, including disruptions in the banking industry and inflationary trends.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other third-party fees directly relating to in-process equity financings or offerings, are capitalized. The deferred offering costs are offset against offering proceeds upon the completion of the financing or the offering. The Company had zero deferred offering costs recorded as other non-current assets as of each December 31, 2025 and 2024.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment and operating and finance right-of-use assets, for impairment whenever events or changes in business circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of long-lived assets may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, principally discounted cash flow models, to assess the fair values of long-lived assets. The Company recorded $0.6 million of impairment of long-lived assets related to capitalized software development costs during the year ended December 31, 2025.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock subject to repurchase, unvested restricted stock units and stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the reporting periods presented, the diluted net loss per common share is the same as basic net loss per common share for those periods.

Basic and diluted net loss attributable to common stockholders per share was presented in conformity with the two-class method required for participating securities as common stock subject to repurchase are considered participating securities. The redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and common stock subject to repurchase is considered an unvested stock-based compensation award for accounting purposes. As such, the net loss was attributed entirely to common stockholders.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) represents unrealized gains and losses arising during the period on available-for-sale marketable securities, net of taxes.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025 on a retrospective basis with no material impact on its financial statements (see Note 12).

New Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in ASU No. 2025-06 remove all references to prescriptive and sequential software development stages. This ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

The Company’s fair value hierarchy for its cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis as of December 31, 2025, was as follows (in thousands):

	Fair Value Measurements
As of December 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$122,165	$122,165	$—	$—
Available-for-sale marketable securities
U.S. Treasury bills	109,719	—	109,719	—
U.S. Government bonds	45,441		45,441	—
Total fair value of assets	$277,325	$122,165	$155,160	$—

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

4. Available-for-Sale Marketable Securities

As of December 31, 2025, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and U.S. government bonds with contractual maturities on various dates within the next 12 months. As of December 31, 2024, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and corporate debt obligations and bonds with contractual maturities on various dates within the next 12 months.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of December 31, 2025 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2025	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$122,165	$—	$—	$122,165
U.S. Treasury obligations	109,667	52	—	109,719
U.S. Government bonds	45,397	44	—	45,441
Total available for sale marketable securities	$277,229	$96	$—	$277,325

As of December 31, 2025, $122.2 million was included in cash equivalents and $155.2 million was included in available-for-sale marketable securities.

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

As of December 31, 2025 and 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment losses on its investments.

As of each of December 31, 2025 and 2024, accrued interest receivable was $0.6 million and zero, respectively, and was included in the fair value of available-for-sale marketable securities and cash equivalents. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. The Company did not write off any accrued interest receivables for the year ended December 31, 2025 and 2024.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$3,064	$4,130
Furniture and fixtures	1,132	936
Leasehold improvements	936	821
Computer equipment and software	164	1,132
Property and equipment, gross	5,296	7,019
Less accumulated depreciation	(3,750)	(3,672)
Total property and equipment, net	$1,546	$3,347

Depreciation expense related to property and equipment was approximately $1.1 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively. The Company recognized $0.6 million and zero in impairment charges related to capitalized software as research and development expenses in the statement of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development expenses - Contract Research Organizations	$6,393	$5,669
Accrued research and development expenses - Contract Manufacturing Organizations	4,908	5,487
Other accrued expenses	2,171	2,903
Total other accrued expenses and current liabilities	$13,472	$14,059

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

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. The Company recognized $0.2 million as research and development expense related to minimum annual royalty payments in each of the years ended December 31, 2025 and 2024. The Company recognized zero and $0.6 million related to benchmark royalties for regulatory approvals and patients’ dosing in clinical trials as research and development expenses in the statement of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, zero and $0.6 million, respectively, were recorded as accounts payable in the balance sheet. No other benchmark royalties were probable or payable as of December 31, 2025 and 2024.

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

No milestone payments were probable or payable as of December 31, 2025 and 2024.

Gilead Collaboration, Option and License Agreement (Related Party)

In January 2020, the Company entered into the Collaboration, Option and License Agreement (the “Gilead Agreement”) with Gilead Sciences, Inc. (“Gilead”). Simultaneously with the entry into the Gilead Agreement, the Company entered into (i) a License Agreement (the “Kite Agreement”) with Kite Pharma, Inc. (“Kite”), an affiliate of Gilead (see below), and (ii) a stock purchase agreement, pursuant to which the Company issued to Gilead an aggregate of 6,890,744 shares of its Series A-2 redeemable convertible preferred stock, of which 4,042,066 shares were issued as consideration under the Kite Agreement (see below). The Gilead Agreement initially involved the research and development of cell-based products for the treatment, diagnosis or prevention of two indications under two research programs and non-exclusive research licenses, specifically, Crohn’s disease, or Program A, and Ulcerative colitis, or Program B. On November 30, 2022, after the completion of research activities under Program A and Program B, Gilead provided the Company with notice that Program A and Program B were terminated. On October 24, 2023, Gilead provided the Company with 90 days’ written notice to terminate the Gilead Agreement, and such termination became effective as of January 22, 2024. As of and for the year ended December 31, 2024, there were no activities or contract balances related to the Gilead Agreement.

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

Kite had licensed certain of the SynNotch technology included in the Kite Agreement pursuant to that certain Amended and Restated Exclusive License Agreement, between The Regents of the University of California and Kite (as successor to Cell Design Labs, Inc.) (the “UCSF License Agreement”). The Company was responsible for all costs and payments arising under the UCSF License Agreement and as a result of activities under the Kite

Agreement, including earned royalties based on a low single-digit percentage of net sales, milestone payments in an aggregate amount of up to $10.8 million and accrued interest payables.

Pursuant to the Kite Agreement, the Company was also obligated to pay mid-teen-and mid-single-digit percentages of annual maintenance fees, minimum annual royalties and patent prosecution costs payable under the UCSF License Agreement. The Company was also obligated to pay a $6.3 million sublicensing fee under the UCSF License Agreement, which the Company agreed to offset with future milestone payments payable by Gilead under the Gilead Agreement.

The Company had the sublicensing fee of $6.3 million payable presented as current accrued license expense—related party in the balance sheet as of December 31, 2024. In October 2025, the Company, Gilead and Kite agreed to settle the outstanding balance as follows: 1) a payment of $2.5 million in cash within 30 days; 2) the remaining balance of $3.8 million to settle no later than December 31, 2026, through an issuance of common stock at market price, a cash payment, or any combination of both cash payment and common stock issuance, at the discretion of the Company. The parties also agreed to terminate the Kite Agreement and released one another from any further obligations.

The Company paid $2.5 million in November 2025 and the remaining balance of $3.8 million is presented as current accrued license expense – related party in the balance sheet as of December 31, 2025.

The annual maintenance fee, patent prosecution costs and minimal annual royalties are expensed as incurred and were minimal for the years ended December 31, 2025 and 2024.

7. Commitments and Contingent Liabilities

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite (see Note 6), pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events. During the years ended December 31, 2025 and 2024, the Company recognized zero and $0.6 million, respectively, related to benchmark royalties under the NIH Agreement as research and development expenses in the statement of operations and comprehensive loss. As of December 31, 2025 and 2024, zero and $0.6 million were recorded as accounts payable in the balance sheet, respectively. No other milestones were achieved or probable as of December 31, 2025 and 2024. The Company is required to pay royalties on sales of products developed under these agreements. The Company’s product candidates were in clinical trials or the pre-clinical stage of development as of December 31, 2025 and 2024, and no such royalties were due.

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company does not expect any of these agreements to be terminated and does not have any non-cancellable material obligations under these agreements as of December 31, 2025 and 2024.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such proceedings are expensed as incurred.

On December 9, 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Company, certain of its current and former officers and directors, and the underwriters of the IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025 (the

“Amended Complaint”). The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with the IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss all the claims, with the plaintiff filing an opposition on August 18, 2025. The defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. Following oral argument, on March 23, 2026, the court issued an order granting defendants’ motion to dismiss on all claims. Plaintiff was provided leave to file an amended complaint within 28 days of the court’s March 23 order.

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

The Company believes it has good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that it will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in the accompanying financial statements as of and for the year ended December 31, 2025. The Company did not have any accruals for the matters described above on its balance sheets as of December 31, 2025 and 2024.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025 and 2024, the Company does not have any material indemnification claims that were probable or reasonably possible.

Leases

As of December 31, 2025, the Company leased office and laboratory space in Emeryville, California under operating leases (the “Emeryville Lease”) which have terms through February 2027. The lease includes an option to extend the lease for an additional 36 months. The Company does not believe that the option to extend the lease is reasonably certain of being exercised, and therefore did not include it in the computations of the present value of the remaining lease payments at lease commencement. In addition to the base rent, which includes escalating payments over the lease term, the Company pays variable costs related to operating expenses and taxes, which are recognized as incurred.

On February 27, 2026, the Company entered into a lease amendment to reduce total office and lab space in the same building commencing around July 1, 2026. The term of the Emeryville Lease, together with this amendment, has been extended through August 31, 2030. Base rent payments under the lease amendment are approximately $0.2 million per month.

The Company has multiple leases for laboratory equipment with terms at lease commencement of 36 months that are accounted for as finance leases. Some of the Company’s office and lab space were leased under short-term lease agreements during the years ended December 31, 2025 and 2024.

Components of the lease expense for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	Year Ended December 31,
	2025	2024

Operating lease cost	$3,413	$3,252
Finance lease cost:
Amortization of right-of-use assets	730	949
Interest on lease liabilities	46	142
Short-term lease cost	371	—
Variable lease cost	1,102	1,072
Total lease expense	$5,662	$5,415

Supplemental cash flow information related to leases was as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,540	$3,073
Operating cash flows from finance leases	417	142
Financing cash flows from finance leases	808	956

The following is a schedule by year of future payments of the Company’s lease liabilities as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases

2026	$3,734	$319
2027	446	—
2028	—	—
Thereafter	—	—
Total lease payments	4,180	319
Less interest	(198)	(12)
Total lease liability balance	3,982	307
Less: current portion	(3,662)	(307)
Non-current lease liabilities	$320	$—

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2025, were 1.1 years and 9%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of December 31, 2025, were 0.8 years and 10%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2024, were 2.1 years and 9%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of December 31, 2024, were 1.1 years and 11%, respectively. The discount rates were based on the Company’s estimate of its incremental borrowing rate, as the discount rates implicit in the leases could not be readily determined. As the Company did not have any outstanding debt at the time of lease commencement, the Company estimated the incremental borrowing rate based on its estimated credit rating and available market information.

8. Term Loan

On October 31, 2025, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Oxford Finance LLC, as the lenders (the “Lenders”), and Oxford Finance LLC, as the collateral agent for the Lenders (the “Collateral Agent”). The Loan and Security Agreement provides a term loan facility (the “Loan Facility”) up to an aggregate principal amount of $150.0 million in senior secured credit facilities. The Loan Facility provides for term loans to be funded in multiple tranches, subject to the satisfaction of specified conditions. The term loans include (i) up to $40.0 million of Term A Loans available during the initial draw period of up to June 30, 2026, (ii) a single Term B Loan of $5.0 million to $20.0 million available upon achievement of specified clinical milestones but no later than June 30, 2026, (iii) up to $40.0 million of Term C Loans available upon achievement of specified revenue and clinical milestones but no later than December 31, 2027, and (iv) an additional discretionary Term D Loan of up to $50.0 million upon the Company’s request, subject to the Lenders’ approval. On November 3, 2025, the Company drew $25.0 million from funds available from the first tranche of Term A Loans.

Outstanding borrowings under the Loan Facility bear interest at a floating rate equal to the greater of (i) one-month CME Term Secured Overnight Funding Rate “SOFR” administered by CME Group Benchmark Administrator or (ii) 3.75%, plus a margin of 5.00%, subject to a minimum interest rate floor of 8.75%. Interest is computed on the basis of a 360-day year and is payable monthly. The Company is required to make monthly interest-only payments through the applicable amortization date. Thereafter, principal is repaid in equal monthly installments over either 24 months or 12 months, depending on whether specified revenue milestones are achieved. If such milestones are not achieved, principal amortization will begin on November 1, 2028 and will be payable in equal monthly installments over a 24-month period. If the milestones are achieved, principal amortization will begin on November1, 2029 and will be payable in equal monthly installments over a 12-month period. All outstanding principal and accrued interest are due and payable at maturity on October 1, 2030.

The obligations under the Loan Facility are secured by a first-priority security interest in substantially all of the Company’s assets, including its intellectual property, subject to customary exceptions. The Loan and Security Agreement contains customary affirmative and negative covenants, including covenants relating to reporting requirements, maintenance of insurance, payment of taxes, limitations on indebtedness, liens, asset dispositions, mergers, and dividends. Beginning on the applicable cash covenant commencement date, but no later than February 28, 2027, the Company is required to maintain minimum unrestricted cash balances in controlled accounts equal to a specified percentage of the outstanding term loan principal, with such percentage decreasing upon achievement of specified regulatory approvals and revenue milestones. The Loan Facility also includes minimum revenue covenants beginning in 2027, subject to certain cash and market capitalization exceptions.

The Term Loan Agreement includes customary events of default, including payment defaults, covenant violations, insolvency events, material adverse changes, delisting from Nasdaq, and certain judgments. Upon the occurrence of an event of default, the Lenders may, among other remedies, declare all outstanding obligations immediately due and payable and exercise remedies against the collateral. The Company was in compliance with applicable covenants as of December 31, 2025.

As of December 31, 2025, the term loan balance was $24.7 million, which includes borrowed $25.0 million under the Term A Loans net of unamortized debt issuance costs of $0.3 million. The Company recognized $0.4 million interest expense in the statement of operations for the year ended December 31, 2025. As of December 31, 2025, the Company had $0.2 million accrued interest, which is presented in the other accrued expenses and current liabilities. The Company also recognized $0.1 million related to debt issuance costs allocated to undrawn term loans in prepaid expenses and other current assets, which are amortized to interest expense over the 12 months. As of December 31, 2025, $0.1 million was unamortized and included in the prepaid expenses and other current assets in the balance sheet. Effective interest rate was 10.8% for the year ended December 31, 2025.

9. Common Stock

As of December 31, 2025 and 2024, common stock shares reserved for future issuance were as follows:

	December 31,
	2025	2024
Outstanding stock option awards	9,330,722	7,595,922
Unvested restricted stock units awards	1,282,404	549,001
Shares available for future grants under the 2024 Equity Incentive Plan and 2024 Inducement Equity Incentive Plan	2,944,739	3,562,709
Shares available for future grants under the Employee Stock Purchase Plan	844,000	422,000
Total shares reserved for future issuance	14,401,865	12,129,632

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

Shelf Registration Statement and the ATM Facility

On March 27, 2025, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of its common stock, shares of its preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Shelf Registration Statement was declared effective by the SEC on April 15, 2025. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.

The Shelf Registration Statement included a sales agreement prospectus covering the offer and sale from time to time through or to Jefferies, LLC (“Jefferies”), as sales agent, of up to $50.0 million in aggregate offering price of shares of the Company’s common stock under an Open Market Sale Agreement entered into with Jefferies on March 27, 2025 (the “ATM Facility”). In November 2025, the Company has sold 2,477,100 shares for net proceeds of $16.4 million after deducting the placement agent’s fees. As of December 31, 2025, $32.5 million of shares of common stock are available for sale under the ATM Facility.

December 2025 Offering

On December 17, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 13,333,333 shares of the Company’s common stock at $7.50 per share under the Shelf Registration Statement. The offering closed on December 18, 2025. Pursuant to the Underwriting Agreement, the Underwriters were granted a 30-day option to purchase up to 1,999,999 additional shares (the “Option Shares”) of common stock, which was partially exercised and the underwriters purchased 704,499 shares of common stock on December 23,

2025. Total proceeds of the transaction, including the Option Shares were approximately $98.7 million, net of underwriting discounts and issuance costs.

As of December 31, 2025, $94.7 million remained available and unallocated under the Shelf Registration Statement.

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

10. Equity Incentive Plans

In January 2024, the Company’s board of directors adopted, and stockholders approved, the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on February 6, 2024. The 2024 Plan superseded the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Plan”). No share awards can be granted under the 2019 Plan from the effective date of the 2024 Plan. Shares subject to outstanding equity awards granted under the 2019 Plan may be added to the 2024 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price.

The Company initially reserved 4,215,000 shares of common stock for future issuance under the 2024 Plan. In addition, 3,960,713 shares issued and outstanding under the 2019 Plan may be added to the 2024 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In March 2025, the Company added 2,160,745 shares of common stock reserved for future issuance to the 2024 Plan. The 2024 Plan also provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2025 and ending on January 1, 2034, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. In accordance with the foregoing 2,160,745 shares of common stock were added to the shares reserved for future issuance to the 2024 Plan on January 1, 2025. No more than 12,645,000 shares of common stock may be issued upon the exercise of incentive stock options under the 2024 Plan.

As of December 31, 2025, 3,626,747 incentive stock options, nonstatutory stock options and restricted stock units had been granted under the 2024 Plan. As of December 31, 2025, 2,748,998 shares of the Company’s common stock were reserved for future issuance under the 2024 Plan.

In January 2024, the Company’s board of directors and stockholders adopted the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on February 6, 2024. As of December 31, 2025, 844,000 shares of common stock were reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may not exceed 844,000 shares of common stock, plus the number of shares of common stock that will be automatically increased each January 1, beginning on January 1, 2025 and ending on January 1, 2034 by an amount equal to the lesser of (i) 1.00% of the shares of common stock outstanding on December 31st of the immediately preceding calendar year and (ii) 422,000 shares of common stock. The ESPP allows an eligible employee to purchase shares of our common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of each applicable offering period.

In September 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (the “Inducement Plan”). As of December 31, 2025, 3,804,259 shares were granted and 195,741 shares were available for future grant under the Inducement Plan.

Stock Options

Stock options issued under the 2019 Plan, 2024 Plan and the Inducement Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the individual award agreements and the Company’s severance policies.

A summary of option activity under the 2019 Plan, 2024 Plan and the Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024 *	7,595,922	$5.83	7.58	$760
Options granted	4,079,800	$2.88
Options exercised	(600,551)	$3.31
Options forfeited	(1,339,254)	$5.15
Options expired	(405,195)	$6.38
Outstanding at December 31, 2025	9,330,722	$4.77	8.50	$43,821
Exercisable at December 31, 2025 **	2,344,677	$5.74	7.51	$8,941
Vested and expected to vest at December 31, 2025	9,330,722	$4.77	8.50	$43,821

* Includes 303,472 shares of unvested stock options for which the holders have the right to early exercise such options as of December 31, 2024.

** Includes 17,189 shares of unvested stock options for which the holders have the right to early exercise such options as of December 31, 2025.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the years ended December 31, 2025 and 2024, was $2.27 and $5.89, respectively. The total fair value of options that vested during the years ended December 31, 2025 and 2024 was $12.4 million and $2.5 million, respectively. As of December 31, 2025, total unrecognized stock-based compensation expense was $22.3 million, which is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of options exercised during the year ended December 31, 2025 and 2024 was $0.8 million and $3.8 million, respectively, and is calculated based on the difference between the exercise price and the fair value of common stock as of the exercise date.

Restricted Stock Units

The fair value of the RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of RSUs granted for the years ended December 31, 2025 and 2024 was $3.2 million and $3.8 million, respectively. As of December 31, 2025, total unrecognized compensation expense for RSUs was $3.9 million, which is expected to be recognized over weighted-average period of 2.8 years.

During the years ended December 31, 2024, the Company granted performance RSUs for 100,000 shares with a weighted-average price per share of $8.05. There were no grants of performance RSUs during the year ended December 31, 2025. Performance RSU shares vest in full upon the Company receiving certain regulatory approvals within 36 months from the grant date. The fair value of the performance RSUs equals the fair value of the Company's common stock as of the grant date. The estimated fair value of performance RSUs granted was $0.8 million. As of December 31, 2025, total unrecognized compensation expense for performance RSUs was $0.8 million. Compensation expense of $0.8 million for performance RSUs is expected to be recognized when it is probable that the performance criteria will be achieved over the remaining vesting term. As of December 31, 2025, the performance criteria were not probable of achievement and no expense was recognized.

A summary of RSU activity, including performance RSUs, is as follows:

	Number of RSUs	Weighted- Average Grant Rate Fair Value
Unvested at December 31, 2024	549,001	$7.19
Granted - RSUs	1,040,729	3.05
Vested	(95,417)	7.03
Forfeited - RSUs	(211,909)	4.53
Unvested at December 31, 2025	1,282,404	$4.28

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

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the years ended December 31, 2025 and 2024, respectively:

Year ended December 31,
	2025	2024
Expected volatility	95%-98%	93%-95%
Expected dividend yield	—%	—%
Expected term (in years)	5.4-6.1	5.8-6.1
Risk-free interest rate	3.7%-4.5%	3.5%-4.5%

The following tables presents the classification of stock-based compensation expense related to stock options and RSUs granted (in thousands):

	Year ended December 31,
	2025	2024
Research and development	$3,602	$2,455
General and administrative	6,478	5,902
Total stock-based compensation expense	$10,080	$8,357

The above stock-based compensation expense was related to the following stock-based awards (in thousands):

	Year ended December 31,
	2025	2024
Restricted stock units	$1,238	$313
Stock options	8,842	8,044
Total stock-based compensation expense	$10,080	$8,357

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

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(161,307)	$(127,477)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	44,259,999	38,334,571
Net loss per share attributable to common stockholders, basic and diluted:	$(3.64)	$(3.33)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of December 31,
	2025	2024
Options issued and outstanding	9,330,722	7,595,922
Unvested RSUs and performance RSUs outstanding	1,282,404	549,001
	10,613,126	8,144,923

12. Income Taxes

The Company has recorded no income tax expense for the years ended December 31, 2025 and 2024. All the Company’s taxable losses were generated in the U.S.

The Company paid no income taxes for the years ended December 31, 2025 and 2024.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2025		2024
Income tax computed at federal statutory rate	(33,874)	21.00%	(26,770)	21.00%
State taxes, net of federal effect	26	—%	(105)	0.1%
Nontaxable or nondeductible items	1,555	(1.0)%	1,373	(1.1)%
Tax credits
Research credits	9,212	(5.7)%	(6,760)	5.3%
Worldwide changes in unrecognized tax benefits	(1,899)	1.2%	683	(0.5)%
Change in valuation allowance	24,980	(15.5)%	31,579	(24.8)%
Effective income tax rate	—	—%	—	—%

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

Deferred Tax Assets:

	Year Ended December 31,
	2025	2024
Net operating loss carry forwards	$52,127	$17,209
Capitalized research and development expenditures	27,260	30,769
Reserves and accruals	2,742	1,505
Lease liabilities	1,141	2,123
Research credits	2,986	9,950
Stock-based compensation	1,482	963
Accrued license	1,074	1,812
License and upfront fees	3,684	3,080
Other	52	57
Total gross deferred tax assets	92,548	67,468
Less: Valuation allowance	(91,421)	(65,593)
Total deferred tax assets	$1,127	$1,875
Deferred tax liabilities
Property and equipment	(105)	—
Lease right-of-use assets	(1,022)	(1,875)
Total gross deferred tax liabilities	(1,127)	(1,875)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company has reviewed its positive and negative evidence and has concluded that it is more likely than not that the net deferred tax assets will not be realized due to the cumulative losses incurred since inception; therefore, the Company continues to maintain a valuation allowance. The valuation allowance increased by $25.8 million and $33.8 million during the years ended December 31, 2025 and 2024, respectively.

As required under ASU No. 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$65,593	$31,772
Change related to continuing operations	25,826	33,842
Change related to acquisitions	—	—
Change related to other comprehensive income	2	(21)
Ending balance	$91,421	$65,593

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $245.1 million and $333.8 million, respectively, as of December 31, 2025. The federal net operating loss carryforwards are not subject to expiration but are limited to 80% of the taxable income in the year the carryforward is used. State net operating loss carryforwards, if not utilized, will expire in various amounts from 2036 through 2045.

As of December 31, 2025, the Company has federal and state research and development credit carryforwards of approximately $12.2 million and $3.6 million, respectively. The federal credits will expire in various amounts from 2041 through 2045 and the state credits can be carried forward indefinitely.

Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has performed a Section 382 study as of December 31, 2025 and expects approximately $2.0 million of federal net operating losses, $12.1 million of federal research and development credits and $1.9 million California net operating losses to expire unused due to Section 382 limitations.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2025 and 2024, is as follows (in thousands):

	2025	2024
Beginning balance	$19,463	$8,395
Increase in tax positions in prior periods	22	711
Decrease in tax positions in prior periods	(1,927)	—
Increase in tax positions in the current period	11,430	10,357
Ending balance	$28,988	$19,463

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2025 and 2024, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

The following table sets forth the Company’s summary of segment loss, including significant segment expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Research and development expenses:
KYV-101	$76,054	$61,884
Other programs	3,245	3,947
Other research and development expenses(a)	54,421	46,642
General and administrative expenses(b)	36,107	30,131
Interest income	(9,094)	(15,359)
Interest expense and other expense, net	574	232
Segment loss and net loss	$161,307	$127,477

(a) Primarily includes personnel costs, license fees, R&D consulting services, unallocated CRO and CMO costs and allocated overhead and facilities expenses.

(b) Primarily includes personnel costs, allocated overhead and facilities expenses, legal, IT, accounting and general and administrative expenses.