Form 10-Q
period 2026-03-31
Kyverna Therapeutics, Inc.
filed 2026-05-12
CIK 1994702

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 60,795,212 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Kyverna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$32,194	$124,093
Available-for-sale marketable securities	204,252	155,160
Prepaid expenses and other current assets	5,280	3,700
Total current assets	241,726	282,953
Restricted cash	551	551
Property and equipment, net	1,343	1,546
Operating lease right-of-use assets	8,192	3,568
Finance lease right-of-use assets	198	305
Other non-current assets	5,014	4,903
Total assets	$257,024	$293,826
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,603	$5,306
Accrued compensation	3,114	9,990
Accrued license expense – related party	3,750	3,750
Other accrued expenses and current liabilities	9,222	13,472
Operating lease liabilities, short-term portion	1,764	3,662
Finance lease liabilities, short-term portion	221	307
Total current liabilities	29,674	36,487
Operating lease liabilities, net of short-term portion	6,958	320
Term loan	24,812	24,743
Total liabilities	61,444	61,550
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 490,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 60,532,500 and 60,389,893 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	1	1
Additional paid-in capital	660,230	657,005
Accumulated other comprehensive income/(loss)	(96)	97
Accumulated deficit	(464,555)	(424,827)
Total stockholders’ equity	195,580	232,276
Total liabilities and stockholders’ equity	$257,024	$293,826

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$30,073	$37,433
General and administrative	11,294	9,975
Total operating expenses	41,367	47,408
Loss from operations	(41,367)	(47,408)
Interest income	2,327	2,825
Interest expense	(667)	(25)
Other expense, net	(21)	(27)
Total other income, net	1,639	2,773
Net loss	(39,728)	(44,635)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net	(193)	(106)
Total other comprehensive loss	(193)	(106)
Net loss and other comprehensive loss	$(39,921)	$(44,741)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(1.03)
Weighted-average shares of common stock outstanding, basic and diluted	60,434,200	43,215,577

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	60,389,893	$1	$657,005	$(424,827)	$97	$232,276
Common shares issued upon exercise of options	90,735	—	243	—	—	243
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	51,872	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	3,171	—	—	3,171
Net loss	—	—	—	(39,728)	—	(39,728)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(193)	(193)
Balance at March 31, 2026	60,532,500	$1	$660,230	$(464,555)	$(96)	$195,580

Balance as of December 31, 2024	43,214,918	$—	$530,002	$(263,520)	$105	$266,587
Common shares issued upon exercise of options	3,955	—	3	—	—	3
Stock-based compensation expense	—	—	2,161	—	—	2,161
Net loss	—	—	—	(44,635)	—	(44,635)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(106)	(106)
Balance as of March 31, 2025	43,218,873	$—	$532,166	$(308,155)	$(1)	$224,010

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(39,728)	$(44,635)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	3,171	2,161
Accretion of discounts on available-for-sale marketable securities	(730)	(2,110)
Non-cash lease expense	619	704
Depreciation and amortization expense	351	501
Non-cash interest expense	114	—
Impairment of capitalized software	—	648
Changes in assets and liabilities:
Prepaid expense and other current assets	66	(380)
Other non-current assets	(5)	(515)
Accounts payable	6,275	3,784
Accrued compensation	(6,876)	(1,804)
Other accrued expenses and current liabilities	(4,351)	(2,306)
Operating lease liability	(503)	(963)
Net cash used in operating activities	(41,597)	(44,915)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(115,901)	(81,122)
Proceeds from maturities of available-for-sale marketable securities	65,700	86,700
Net cash provided by (used in) investing activities	(50,201)	5,578

Cash flows from financing activities

Proceeds from exercise of common stock options	243	3
Principal paid on finance lease liabilities	(86)	(341)
Payments for offering costs	(69)	(76)
Taxes paid related to net share settlement of restricted stock units	(189)	—
Net cash used in financing activities	(101)	(414)
Net decrease in cash and cash equivalents and restricted cash	(91,899)	(39,751)
Cash, cash equivalents and restricted cash, at beginning of period	124,644	97,173
Cash, cash equivalents and restricted cash, at end of period	$32,745	$57,422

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	32,194	56,865
Restricted cash	551	557
Cash, cash equivalents and restricted cash at end of period	$32,745	$57,422

Supplemental disclosure for non-cash investing and financing activities
Unpaid deferred offering costs included in accounts payable and other accrued expenses and current liabilities	$123	$217
Right-of-use asset obtained in exchange for operating and finance lease liability	$5,243	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$568	$19

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Description of Business, Organization and Liquidity

Kyverna Therapeutics, Inc. (“Kyverna” or “the Company”) is a late-stage clinical biopharmaceutical company focused on developing cell therapies for patients with autoimmune diseases. The lead product candidate, mivocabtagene autoleucel, or miv-cel, and also known as KYV-101, is advancing through late-stage clinical development. The Company is currently focused on advancing its neuroimmunology CAR T franchise, which includes evaluating miv-cel in stiff person syndrome, or SPS, and generalized myasthenia gravis, or gMG. The Company was incorporated on June 14, 2018, was initially named BAIT Therapeutics, Inc., changed its name to Kyverna Therapeutics, Inc. on October 1, 2019, and is headquartered in Emeryville, California.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had an accumulated deficit of $464.6 million. The Company had net losses of $39.7 million and $44.6 million for the three months ended March 31, 2026 and 2025, respectively. The Company had cash used in operations of $41.6 million and $44.9 million for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, the Company had cash and cash equivalents and available-for-sale marketable securities of $236.4 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities, including preclinical studies and clinical trials. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances and the term loans available under the Loan and Security Agreement with Oxford Finance will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the issuance of these condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the annual financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026.

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

Significant Accounting Policies

There have been no material changes to the accounting policies discussed in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026.

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

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2026, was as follows (in thousands):

	Fair Value Measurements
As of March 31, 2026	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$14,470	$14,470	$—	$—
Corporate debt obligations	11,890	—	11,890	—
U.S. Treasury bills	2,300	—	2,300	—
Available-for-sale marketable securities
U.S. Treasury bills	56,400	—	56,400	—
U.S. Government bonds	147,852	—	147,852	—
Total fair value of assets	$232,912	$14,470	$218,442	$—

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of December 31, 2025, was as follows (in thousands):

	Fair Value Measurements
As of December 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$122,165	$122,165	$—	$—
Available-for-sale marketable securities
U.S. Treasury bills	109,719	—	109,719	—
U.S. Government bonds	45,441	—	45,441	—
Total fair value of assets	$277,325	$122,165	$155,160	$—

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and available-for-sale marketable securities. Cash equivalents consisted of money market funds, corporate debt obligations and U.S. Treasury bills, and available-for-sale marketable securities consisted of U.S. Treasury bills and U.S. Government bonds. The Company obtains pricing information from its investment manager and generally determines the fair value of available-for-sale marketable securities using standard observable inputs, including reported trades, broker/dealer quotes and bids and/or offers. The Company recognizes transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs.

4. Available-for-Sale Marketable Securities

As of March 31, 2026, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and corporate debt obligations with contractual maturities on various dates within the next 12 months.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of March 31, 2026 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2026	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$14,470	$—	$—	$14,470
U.S. Treasury bills ($2,300 included in cash and cash equivalents)	58,701	1	(2)	58,700
U.S. Government bonds	147,945	3	(96)	147,852
Corporate debt obligations (included in cash and cash equivalents)	11,891	—	(1)	11,890
Total available-for-sale marketable securities	$233,007	$4	$(99)	$232,912

As of March 31, 2026, $28.7 million was included in cash equivalents and $204.3 million was included in available-for-sale marketable securities.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of December 31, 2025 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2025	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$122,165	$—	$—	$122,165
U.S. Treasury bills	109,667	52	—	109,719
U.S. Government bonds	45,397	44	—	45,441
Total available for sale marketable securities	$277,229	$96	$—	$277,325

As of March 31, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment losses on its investments.

As of each of March 31, 2026 and December 31, 2025, accrued interest receivable was $1.2 million and $0.6 million, respectively. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. During the three months ended March 31, 2026 and 2025, the Company did not write off any accrued interest receivables.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$3,064	$3,064
Furniture and fixtures	1,132	1,132
Leasehold improvements	936	936
Computer equipment and software	84	164
Property and equipment, gross	5,216	5,296
Less accumulated depreciation	(3,873)	(3,750)
Property and equipment, net	$1,343	$1,546

Depreciation and amortization expense related to property and equipment was $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The Company recognized zero and $0.6 million in impairment charges related to capitalized software as research and development expenses in the condensed statement of operations and comprehensive loss for the three months ended March 31, 2026 and 2025.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development expenses - Contract Research Organizations	$4,041	$6,393
Accrued research and development expenses - Contract Manufacturing Organizations	2,160	4,908
Other accrued expenses	3,021	2,171
Total other accrued expenses and current liabilities	$9,222	$13,472

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

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. The Company recognized $0.2 million as research and development expense related to minimum annual royalty payments for each of the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company recorded $1.0 million and zero, respectively, related to benchmark royalties for patients’ dosing in clinical trials as other accrued expenses and current liabilities on the condensed balance sheets. The Company recorded $1.0 million and zero related to the benchmark royalties as research and development expenses on the condensed statement of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively. No other benchmark royalties were probable or payable as of March 31, 2026 and December 31, 2025.

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

No milestone payments were probable or payable as of March 31, 2026 and December 31, 2025.

Kite License Agreement (Related Party)

In January 2020, the Company entered into the License Agreement with Kite Therapeutics, Inc. ("Kite"), a subsidiary of Gilead Sciences, Inc. ("Gilead") (the "Kite Agreement"). Pursuant to the Kite Agreement, Kite granted to the Company a ten-year, co-exclusive license for the SynNotch technology primarily used in the Company’s own internal research and development programs for the treatment, diagnosis or prevention of autoimmune, inflammatory or allogeneic stem cell transplant inflammatory diseases (excluding post-transplant infectious diseases).

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

Pursuant to the Kite Agreement, the Company was also obligated to pay mid-teen-and mid-single-digit percentages of annual maintenance fees, minimum annual royalties and patent prosecution costs payable under the UCSF License Agreement. The Company was also obligated to pay a $6.3 million sublicensing fee under the UCSF License Agreement, which the Company agreed to offset with future milestone payments payable by Gilead under the Gilead Collaboration, Option and License Agreement, which was terminated in January 2024.

In October 2025, the Company, Gilead and Kite agreed to settle the outstanding balance as follows: (1) a payment of $2.5 million by the Company to Kite in cash within 30 days; and (2) the remaining balance of $3.8 million to settle no later than December 31, 2026, through an issuance of the Company's common stock to Kite at market price, a cash payment, or any combination of both cash payment and common stock issuance, at the discretion of the Company. The parties also agreed to terminate the Kite Agreement and released one another from any further obligations. The Company paid $2.5 million to Kite in November 2025 and the remaining balance of $3.8 million is presented as current accrued license expense – related party in the condensed balance sheets as of March 31, 2026 and December 31, 2025.

7. Commitments and Contingent Liabilities

Leases

As of March 31, 2026, the Company leased office and laboratory space in Emeryville, California under operating leases (the “Emeryville Lease”). On February 27, 2026, the Company entered into a lease amendment to reduce total office and lab space and add new office space in the same building commencing around July 1, 2026. The term of the Emeryville Lease has been extended through August 31, 2030. Base rent payments under the lease amendment are approximately $0.2 million per month. In addition to the base rent, which includes escalating payments over the lease term, the Company pays variable costs related to operating expenses and taxes, which are recognized as incurred.

The Company also has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases. Some of the Company’s office and lab space were leased under short-term lease agreements during the three months ended March 31, 2026 and 2025.

Components of the lease expense for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Operating lease cost	$763	$850
Finance lease cost:
Amortization of right-of-use assets	107	237
Interest on lease liabilities	6	19
Short-term lease cost	45	—
Variable lease cost	397	291
Total lease expense	$1,318	$1,397

Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	503	963
Operating cash flows from finance leases	51	38
Financing cash flows from finance leases	124	341
Right-of-use assets obtained in exchange for lease obligations upon inception of lease (noncash):
Operating leases	5,243	—
Finance leases	—	—

The following is a schedule by year of the Company's future lease payments and liabilities as of March 31, 2026 (in thousands):

	Operating Leases	Finance Leases

2026 (remainder of the year)	2,195	$247
2027	2,416	—
2028	2,500	—
2029	2,588	—
2030	1,771
Thereafter
Total lease payments	11,470	247
Less interest	(2,748)	(26)
Total lease liability balance	8,722	221
Less: current portion	(1,764)	(221)
Non-current lease liabilities	$6,958	$—

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of March 31, 2026 were 4.4 years and 14.5%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of March 31, 2026, were 0.6 years and 10%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2025, were 1.1 years and 9%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of December 31, 2025, were 0.8 years and 10%, respectively. The discount rates were based on the Company’s estimate of its incremental borrowing rate, as the discount rates implicit in the leases could not be readily determined. The Company estimated the incremental borrowing rate based on its estimated credit rating and available market information.

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite, pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events, and royalties on sales of products developed under these agreements (See Note 6).

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with clinical research organizations (“CROs”) for clinical trials, with clinical manufacturing organizations (“CMOs”) for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company did not expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of March 31, 2026.

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

On December 9, 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Company, certain of its current and former officers and directors, and the underwriters of the IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025 (the “Amended Complaint”). The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with the IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss all the claims, with the plaintiff filing an opposition on August 18, 2025. The defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. Following oral argument, on March 23, 2026, the court issued an order granting defendants’ motion to dismiss on all claims, with leave to amend the complaint. On April 20, 2026, Plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants intend to file a motion to dismiss all claims in the amended complaint.

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

The Company believes it has good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that it will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in the accompanying condensed financial statements as of and for the three months ended March 31, 2026. The Company did not have any accruals for the matters described above on its condensed balance sheets as of March 31, 2026 and December 31, 2025.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible.

8. Term Loan

On October 31, 2025, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford Finance”) as collateral agent (the “Collateral Agent”), and certain lenders from time to time party thereto (the “Lenders”). The Loan and Security Agreement provides a term loan facility (the “Loan Facility”) up to an aggregate principal amount of $150.0 million in senior secured credit facilities. The Loan Facility provides for term loans to be funded in multiple tranches, subject to the satisfaction of specified conditions. The term loans include (i) up to $40.0 million of Term A Loans available during the initial draw period of up to June 30, 2026, (ii) a single Term B Loan of $5.0 million to $20.0 million available upon achievement of specified clinical milestones but no later than June 30, 2026, (iii) up to $40.0 million of Term C Loans available upon achievement of specified revenue and clinical milestones but no later than December 31, 2027, and (iv) an additional discretionary Term D Loan of up to $50.0 million upon the Company’s request, subject to the Lenders’ approval. On November 3, 2025, the Company drew $25.0 million from funds available from the first tranche of Term A Loans.

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

The Term Loan Agreement includes customary events of default, including payment defaults, covenant violations, insolvency events, material adverse changes, delisting from Nasdaq, and certain judgments. Upon the occurrence of an event of default, the Lenders may, among other remedies, declare all outstanding obligations immediately due and payable and exercise remedies against the collateral. The Company was in compliance with applicable covenants as of March 31, 2026.

As of March 31, 2026, the term loan balance was $24.8 million, which includes borrowed $25.0 million under the Term A Loans net of unamortized debt discount and debt issuance costs of $0.2 million. The Company recognized $0.6 million interest expense in the condensed statement of operations and comprehensive loss for the three months ended March 31, 2026. As of March 31, 2026, the Company had $0.2 million accrued interest, which is presented in the other accrued expenses and current liabilities. The Company also recognized less than $0.1 million related to debt issuance costs allocated to undrawn term loans in prepaid expenses and other current assets, which are amortized to interest expense over the 12 months. As of March 31, 2026, less than $0.1 million was unamortized and included in the prepaid expenses and other current assets in the condensed balance sheet. Effective interest rate was 10.8% for the three months ended March 31, 2026.

9. Common Stock

As of March 31, 2026 and December 31, 2025, common stock shares reserved for future issuance were as follows:

	March 31,	December 31,
	2026	2025
Outstanding stock option awards	10,659,852	9,330,722
Unvested restricted stock units awards	1,734,033	1,282,404
Shares available for future options grants under the 2024 Equity Incentive Plan and the Amended and Restated 2024 Inducement Equity Incentive Plan	5,040,867	2,944,739
Shares available for future grants under the Employee Stock Purchase Plan	1,266,000	844,000
Total shares reserved for future issuance	18,700,752	14,401,865

Shelf Registration Statement and the ATM Facility

On March 27, 2025, the Company filed a shelf registration statement on Form S-3 (the “Prior Registration Statement”), covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of its common stock, shares of its preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Prior Registration Statement was declared effective by the SEC on April 15, 2025. The Prior Registration Statement included a sales agreement prospectus (the “Prior ATM Prospectus"), covering the offer and sale from time to time through or to Jefferies, LLC

(“Jefferies”), as sales agent, of up to $50.0 million in aggregate offering price of shares of the Company’s common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025 (the "ATM Agreement"). In November 2025, the Company sold 2,477,100 shares under the Prior ATM Prospectus for net proceeds of $16.4 million after deducting the placement agent’s fees.

On March 26, 2026, the Company filed a new shelf registration statement on Form S-3 (the “2026 Registration Statement”), covering the offer and sale from time to time of up to $300.0 million in aggregate offering price of shares of its common stock, shares of its preferred stock, debt securities, warrants, rights, units and/or depositary shares. The 2026 Registration Statement was declared effective by the SEC on April 2, 2026, and the Prior Registration Statement, including the Prior ATM Prospectus, ceased to be available for further utilization at that time. The terms of any offering under the 2026 Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the 2026 Registration Statement filed with the SEC prior to the completion of any such offering. The 2026 Registration Statement includes a sales agreement prospectus (the “2026 ATM Prospectus”), covering the offer and sale from time to time through or to Jefferies, as sales agent, of up to $100.0 million in aggregate offering price of shares of the Company’s common stock under the ATM Agreement (the "ATM Facility").

December 2025 Offering

On December 17, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 13,333,333 shares of the Company’s common stock at $7.50 per share under the Prior Registration Statement. The offering closed on December 18, 2025. Pursuant to the Underwriting Agreement, the Underwriters were granted a 30-day option to purchase up to 1,999,999 additional shares (the “Option Shares”) of common stock, which was partially exercised and the underwriters purchased 704,499 shares of common stock on December 23, 2025. Total proceeds of the transaction, including the Option Shares were approximately $98.7 million, net of underwriting discounts and issuance costs. As of March 31, 2026 and December 31, 2025, $94.7 million remained available and unallocated under the Prior Registration Statement. The Prior Registration Statement was superseded by the 2026 Registration Statement once the 2026 Registration Statement was declared effective on April 2, 2026.

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

The Company initially reserved 4,215,000 shares of common stock for future issuance under the 2024 Plan. In addition, 3,960,713 shares issued and outstanding under the 2019 Plan may be added to the 2024 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2024 Plan also provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2025 and ending on January 1, 2034, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. In accordance with the foregoing 2,160,745 and 3,019,494 shares of common stock were added to the shares reserved for future issuance to the 2024 Plan on January 1, 2025 and 2026, respectively. No more than 12,645,000 shares of common stock may be issued upon the exercise of incentive stock options under the 2024 Plan.

As of March 31, 2026, incentive stock options, nonstatutory stock options and restricted stock units had been granted under the 2024 Plan. As of March 31, 2026, 4,145,126 shares of the Company’s common stock were reserved for issuance under the 2024 Plan.

In January 2024, the Company’s board of directors and stockholders adopted the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on February 6, 2024. As of March 31, 2026, 1,266,000 shares of common stock were reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may not exceed 844,000 shares of common stock, plus the number of shares of common stock that will be automatically increased each January 1, beginning on January 1, 2025 and ending on January 1, 2034 by an amount equal to the lesser of (i) 1.00% of the shares of common stock outstanding on December 31st of the immediately preceding calendar year and (ii) 422,000 shares of common stock. The ESPP allows an eligible employee to purchase shares of our common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of each applicable offering period.

In September 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (as amended and restated in January 2026, the “Inducement Plan”). On January 29, 2026, the Company's compensation committee of the board of directors approved an increase of the maximum number of shares available for grant under the Inducement Plan by 1,000,000 shares to an aggregate of 5,000,000 shares of the Company's common stock. As of March 31, 2026, 4,104,259 shares were granted and 895,741 shares were available for future grant under the Inducement Plan.

Stock Options

A summary of option activity under the 2019 Plan, 2024 Plan and the Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	9,330,722	$4.77	8.50	$43,821
Options granted	1,854,890	$8.61
Options exercised	(90,735)	$2.68
Options forfeited	(428,182)	$5.33
Options expired	(6,843)	$22.00
Outstanding at March 31, 2026	10,659,852	$5.43	8.21	$35,123
Exercisable at March 31, 2026*	2,917,230	$5.48	6.39	$9,518
Vested and expected to vest at March 31, 2026	10,659,852	$5.43	8.21	$35,123

* Includes 6,230 shares of unvested stock options for which the holders have the right to early exercise such options as of March 31, 2026.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the three months ended March 31, 2026 and 2025 was $6.62 and $2.44, respectively. The total fair value of options that vested during the three months ended March 31, 2026 and 2025 was $2.7 million and $2.9 million, respectively. The intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $0.5 million and less than $0.1 million, respectively, and is calculated as the difference between the exercise price and the fair value of common stock as of the exercise date. As of March 31, 2026, total unrecognized stock-based compensation expense related to issued options was $39.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	1,182,404	$3.96
Granted - RSUs	812,437	8.54
Vested	(75,333)	3.31
Forfeited - RSUs	(209,776)	2.27
Unvested at March 31, 2026	1,709,732	$6.37

Issued restricted stock units (“RSUs”) vest over a four-year period. The estimated aggregate grant-date fair value of RSUs granted during the period was $6.9 million. As of March 31, 2026, total unrecognized compensation expense for RSUs was $9.5 million, which is expected to be recognized over weighted-average period of 3.4 years.

Performance Restricted Stock Units

During the three months ended March 31, 2026, the Company granted performance restricted stock units (“PRSUs”) for 24,301 shares with a weighted- average grant date fair value per share of $8.12. These PRSU shares vest in two tranches upon the attainment of certain target closing prices per share of the Company’s common stock. The Company used a Monte

Carlo simulation model to estimate the grant date fair value of the PRSUs with the following assumptions: common stock fair value of $8.23, which was the closing market price of the Company’s common stock at the grant date, volatility of 105.00%, risk free rate of 4.19%, and vesting term of 10 years. Total estimated fair value of $0.2 million will be recognized as stock-based compensation expense over the derived requisite service period of 0.7 years and 1.5 years from the grant date for each of the two tranches, respectively.

As of March 31, 2026, total unrecognized compensation expense for PRSUs was $0.2 million and is expected to be recognized over the weighted average remaining term of 0.9 years.

	Number of Performance RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	100,000	$8.05
Granted - PRSUs	24,301	8.12
Forfeited - PRSUs	(100,000)	8.05
Unvested at March 31, 2026	24,301	$8.12

Stock-Based Compensation Expense

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Expected volatility	89.9%-94.9%	96.0% - 97.1%
Expected dividend yield	0%	0%
Expected term (in years)	5.8 - 6.1	5.35 - 6.08
Risk-free interest rate	3.6%-4.0%	4.0% - 4.5%

The following table presents the classification of stock-based compensation expense related to stock options and RSUs, including PRSUs, granted (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$836	$806
General and administrative	2,335	1,355
Total stock-based compensation expense	$3,171	$2,161

The above stock-based compensation expense was related to the following stock-based awards (in thousands):

	Three Months Ended March 31,
	2026	2025
RSUs	$502	$206
Stock options	2,669	1,955
Total stock-based compensation expense	$3,171	$2,161

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(39,728)	$(44,635)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	60,434,200	43,215,577
Net loss per share attributable to common stockholders, basic and diluted:	$(0.66)	$(1.03)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of March 31,
	2026	2025
Options issued and outstanding	10,659,852	7,979,810
Unvested RSUs and PRSUs outstanding	1,734,033	635,167
	12,393,885	8,614,977

12. Related Party Transactions

The Company had zero and $0.1 million in other accrued expenses and current liabilities on the condensed balance sheet as of March 31, 2026 and December 31, 2025, respectively, related to severance payments for the Company’s former chief executive officer.

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

The following table sets forth the Company’s summary of segment loss, including significant segment expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses:
Miv-cel	$15,231	$22,120
Other programs	206	559
Other research and development expenses(a)	14,636	14,754
General and administrative expenses(b)	11,294	9,975
Interest income	(2,327)	(2,825)
Interest expense and other expense, net	688	52
Segment loss and net loss	$39,728	$44,635

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on March 26, 2026. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section below titled “Special Note Regarding Forward-Looking Statements.”

Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Kyverna,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Kyverna Therapeutics, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of preclinical studies and clinical trials, research and development plans and costs, plans for manufacturing, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, for example, but are not limited to, statements about:

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
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, or a smaller reporting company;
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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and involve a number of assumptions and limitations. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

SPS is a rare and progressive neurologic autoimmune disease with no FDA-approved therapies. Patients with SPS have substantial disease burden, with symptoms characterized by muscle stiffness and painful muscle spasms, impacting mobility. 80% of patients lose mobility over time, and need walking aid assistance or a wheelchair. In addition, patients face risk of permanent disability and increased mortality. In SPS, we have completed a registrational 26-patient Phase 2 clinical trial (KYSA-8). We presented the positive primary analysis results from the KYSA-8 trial at the 2026 American Academy of Neurology, or AAN, Annual Meeting in April 2026. In the trial, miv-cel demonstrated statistically significant, durable clinical benefit across all primary and secondary endpoints at 16 weeks, with reversal of disability scores following a single dose of miv-cel. 100% of patients remained free of immunotherapies for SPS as of week 16. Further, miv-cel demonstrated a well-tolerated safety profile. We also presented outcomes from a large, multicenter, retrospective natural history study examining the impact of SPS on walking speed at AAN. We had a positive pre-BLA meeting with the FDA and gained alignment on our regulatory path for miv-cel in SPS, including a rolling BLA submission and all core components of the BLA package. In May 2026, we initiated the rolling BLA submission, seeking priority review under the program's Regenerative Medicine Advanced therapy (RMAT) designation, and anticipate completing the submission in the fourth quarter of 2026.

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

In October 2025, we reported positive interim data from our registrational KYSA-6 (KYSA-6) Phase 2 clinical trial of miv-cel in gMG. In April 2026, we presented the positive longer-term follow-up data from the Phase 2 portion of the KYSA-6 trial at the 2026 AAN Annual Meeting. The updated data demonstrated durable clinical responses across all key clinical outcome measures with sustained benefit observed out to one year following a single dose of miv-cel. 100% of patients achieved clinically meaningful, rapid and robust reductions in Myasthenia Gravis Activities of Daily Living, or MG-ADL, and Quantitative Myasthenia Gravis, or QMG, scores from baseline (the co-primary endpoints of the Phase 3 portion of the trial), regardless of prior biologic exposure and at deeper levels observed compared to prior interim analysis. In addition, biomarker and mechanistic data further supported miv-cel’s differentiated clinical profile and miv-cel was well-tolerated. We began enrolling patients for our FDA-aligned, Phase 3 registrational trial in December 2025 and continue to enroll patients across 15 activated sites globally.

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

We are harnessing IITs and other Kyverna-sponsored clinical trials, or KYSA trials, including in progressive multiple sclerosis, or progressive MS, rheumatoid arthritis, or RA, lupus nephritis, or LN, and systemic sclerosis, or SSc, to inform our next priority indications to advance into late-stage development. In 2025, we shared encouraging data from a Phase 1 IIT in MS and a Phase 1/2 IIT in RA. In February 2026, the positive updated data of miv-cel in progressive multiple sclerosis from a Phase 1 IIT was presented at the Americas Committee for Treatment and Research in Multiple Sclerosis (ACTRIMS) forum.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes, revenue from our collaboration agreement with Gilead Sciences, Inc., or Gilead, which terminated effective as of January 22, 2024; from the sale of shares of our common stock in our initial public offering in February 2024, or the IPO, through our ATM Facility (as defined below) and other underwritten public offerings; and cash received from our Loan Facility (as defined below) entered in October 2025. Our net loss was $39.7 million for the three months ended March 31, 2026, compared with $44.6 million net loss for the three months ended March 31, 2025. As of March 31, 2026, we had an accumulated deficit of $464.6 million. Management has determined that our cash and cash equivalents and available-for-sale marketable securities of $236.4 million as of March 31, 2026 will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances and licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

License and Collaboration Agreements

Information regarding our license and collaboration agreements is included in Note 6, “License and Collaboration Agreements,” to the condensed financial statements included in this Quarterly Report on Form 10-Q.

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

Our general and administrative expenses have increased, and are expected to continue to increase primarily due to increased personnel costs, including salaries, benefits and stock-based compensation expense, expanded infrastructure and increased consulting and professional services associated with maintaining compliance with stock exchange listing and requirements of the SEC, investor relations costs and director and officer insurance premiums.

Interest Income

Interest income consists primarily of interest and accretion of premiums and discounts on our investments in available-for-sale marketable securities and cash equivalents.

Interest Expense

Interest expense consists primarily of interest expense related to our Loan Facility and laboratory equipment finance leases. The Loan Facility interest expense was $0.6 million for the three months ended March 31, 2026 and we expect that it will increase in the future as we will incur interest on the outstanding borrowings under the Loan Facility.

Other Expense, Net

Other expense, net primarily consists of settlement and revaluation of transactions and accounts payable in foreign currency.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$30,073	$37,433	$(7,360)	(20)%
General and administrative	11,294	9,975	1,319	13%
Total operating expenses	41,367	47,408	(6,041)	(13)%
Loss from operations	(41,367)	(47,408)	6,041	(13)%
Interest income	2,327	2,825	(498)	(18)%
Interest expense	(667)	(25)	(642)	2,568%
Other expense, net	(21)	(27)	6	(22)%
Total other income, net	1,639	2,773	(1,134)	(41)%
Net loss	$(39,728)	$(44,635)	$4,907	(11)%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Miv-cel	$15,231	$22,120	$(6,889)	(31)%
Other programs	206	559	(353)	(63)%
R&D personnel-related expenses	9,720	8,519	1,201	14%
Other R&D expenses	4,916	6,235	(1,319)	(21)%
Total research and development expenses	$30,073	$37,433	$(7,360)	(20)%

Research and development expenses decreased by $7.4 million, or 20%, from $37.4 million for the three months ended March 31, 2025 to $30.1 million for the three months ended March 31, 2026.

External research and development expenses related to our miv-cel program decreased by $6.9 million, or 31%, for the three months ended March 31, 2026 compared to 2025 mainly driven by a decrease in costs incurred for CMO activities of $8.3 million. We incurred higher CMO costs during the three months ended March 31, 2025 to support significant BLA readiness efforts. CRO costs decreased slightly in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, mainly due to lower costs incurred for our KYSA-8 trial. The decrease in miv-cel CMO and CRO costs was partially offset by a $0.8 million increase in professional services and a benchmark royalty expense of $1.0 million, which became payable to the National Institutes of Health in accordance with a patent license agreement, during the three months ended March 31, 2026.

Other program expenses include research and development expenses for our KYV-201 and KYV-102 programs. Other program costs decreased year-over-year by $0.4 million, or 63%, in 2026 mainly due to a $0.2 million decrease in CMO costs.

Personnel-related expenses increased by $1.2 million, or 14%, from $8.5 million for the three months ended March 31, 2025 to $9.7 million for the three months ended March 31, 2026 primarily due to growth in the number of employees in our research and development organization.

Other research and development expenses primarily consist of unallocated research and development costs, professional services, facilities, depreciation and overhead costs. The decrease of $1.3 million, or 21%, for the three months ended March 31, 2026, compared to the same period a year ago, is mainly due to a one-time $0.6 million impairment charge related to a capitalized software recorded during the three months ended March 31, 2025 and lower allocated overhead expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 13%, for the three months ended March 31, 2026, compared to the same period a year ago. The increase primarily relates to a $0.7 million increase in personnel-related expenses and a $0.5 million increase in professional services. Stock-based compensation expense, included in personnel-related costs, increased from $1.4 million for the three months ended March 31, 2025, to $2.3 million for the three months ended March 31, 2026.

Interest Income

Interest income decreased by $0.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower effective interest yield during the three months ended March 31, 2026 as compared to the same period a year ago.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through March 31, 2026, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock, issuances of convertible notes, an upfront payment under the Gilead Agreement, net proceeds from the IPO, net proceeds from the ATM Facility, net proceeds from the underwritten public offering of our common stock as well as the borrowing under our Loan Facility.

Shelf Registration Statement and the ATM Facility

On March 27, 2025, we filed a shelf registration statement on Form S-3, or the Prior Registration Statement, covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Prior Registration Statement was declared effective by the SEC on April 15, 2025. The Prior Registration Statement included a sales agreement prospectus, or the Prior ATM Prospectus, covering the offer and sale from time to time through or to Jefferies, LLC or Jefferies, as sales agent, of up to $50.0 million in aggregate offering price of shares of our common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025, or the ATM Agreement. In November 2025, we sold 2,477,100 shares under the Prior ATM Prospectus for net proceeds of $16.4 million after deducting the placement agent’s fees. As of March 31, 2026, and December 31, 2025, $32.5 million of shares of common stock remained available for sale under the Prior ATM Prospectus.

On March 26, 2026, we filed a new shelf registration statement on Form S-3, or the 2026 Registration Statement, covering the offer and sale from time to time of up to $300.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights, units and/or depositary shares. The 2026 Registration Statement was declared effective by the SEC on April 2, 2026, and the Prior Registration Statement, including the Prior ATM Prospectus, ceased to be available for further utilization at that time. The terms of any offering under the 2026 Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the 2026 Registration Statement filed with the SEC prior to the completion of any such offering. The 2026 Registration Statement included a sales agreement prospectus, or the 2026 ATM Prospectus, covering the offer and sale from time to time through or to Jefferies, as sales agent, of up to $100.0 million in aggregate offering price of shares of our common stock under the ATM Agreement. As of May 1, 2026, $100.0 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the 2026 Shelf Registration Statement.

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

December 2025 Offering

On December 17, 2025, we entered into an underwriting agreement, or the Underwriting Agreement, with several underwriters named therein, or the Underwriters, relating to the issuance and sale of our common stock in an underwritten public offering pursuant to the Prior Registration Statement. On December 18, 2025, we closed the offering and issued an aggregate of 13,333,333 shares of our common stock for net proceeds of $93.7 million. Additionally, under the terms of the Underwriting Agreement, the Underwriters had an option to purchase up to an additional 1,999,999 shares of common stock, which the Underwriters exercised on December 24, 2025 and purchased 704,499 shares of our common stock for net proceeds of $5.0 million to us.

As of March 31, 2026, we had $236.4 million in cash, cash equivalents and available-for-sale marketable securities.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2026, we had an accumulated deficit of $464.6 million. Based on the current cash forecast, management has determined that our cash, cash equivalents and available-for-sale marketable securities of $236.4 million as of March 31, 2026 will be sufficient to fund our planned operations for at least one year from the filing date of this Quarterly Report on Form 10-Q. The forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(41,597)	$(44,915)
Net cash provided by (used in) investing activities	(50,201)	5,578
Net cash used in financing activities	(101)	(414)
Net decrease in cash and cash equivalents	$(91,899)	$(39,751)

Operating Activities

Net cash used in operating activities was $41.6 million and $44.9 million for the three months ended March 31, 2026 and 2025, respectively.

Cash used in operating activities for the three months ended March 31, 2026, was primarily due to our net loss of $39.7 million, decreased by non-cash charges of $3.5 million and increased by a net change in our net operating assets and liabilities of $5.4 million. The non-cash charges primarily consisted of a $3.2 million stock-based compensation expense, $0.6 million non-cash lease expense, $0.4 million depreciation and amortization expense and a $0.1 million non-cash interest expense, partially offset by $0.7 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease in accrued compensation of $6.9 million, a decrease in other current liabilities of $4.4 million, a decrease in operating lease liability of $0.5 million and an increase in prepaid expense and other current assets of $0.1 million, partially offset by a $6.3 million increase in accounts payable.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026, was $50.2 million, which consisted of $115.9 million of purchases of available-for-sale marketable securities, partially offset by $65.7 million in proceeds from maturities of available-for-sale marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2025, was $5.6 million, which consisted of $86.7 million in proceeds from maturities of available-for-sale marketable securities, offset by $81.1 million of purchases of available-for-sale marketable securities.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026, was $0.1 million, which consisted of $0.2 million in proceeds from the exercise of common stock options, offset by $0.1 million related to finance lease obligations and $0.1 million payments for deferred offering costs related to the filing of the 2026 ATM Prospectus and $0.2 million of taxes paid related to net share settlement of RSUs.

Net cash used in financing activities for the three months ended March 31, 2025, was $0.4 million, which consisted of $0.3 million related to finance lease obligations and $0.1 million payments for deferred offering costs related to the filing of the 2026 Registration Statement.

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

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of March 31, 2026. As of March 31, 2026, and December 31, 2025, we recognized a sublicensing fee of $3.8 million in our condensed balance sheets payable to Kite Therapeutics, Inc. by December 31, 2026 as discussed in Note 6 to our condensed financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2026, we leased office and laboratory space in Emeryville, California under operating leases, or the Emeryville Lease. On February 27, 2026, we entered into a lease amendment to reduce total office and lab space and add new office space in the same building commencing around July 1, 2026. The term of the Emeryville Lease has been extended through August 31, 2030.

We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of March 31, 2026, our non-cancellable lease obligations were $11.5 million and $0.2 million under operating and finance leases, respectively, of which $2.8 million and $0.2 million related to operating and finance leases, respectively, are due within the next 12 months.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2025 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended March 31, 2026.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed financial statements may not be comparable to those of companies that comply with the new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Through testing of our internal controls, management has determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses had been remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. In December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our Company, certain of our current and former officers and directors, and the underwriters of our IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss the Amended Complaint. Defendants filed a motion to dismiss all of the claims on June 26, 2025, with plaintiff filing an opposition on August 18, 2025. Defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. Following oral argument, on March 23, 2026, the court issued an order granting defendants’ motion to dismiss on all claims, with leave to amend the complaint. On April 20, 2026, Plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants intend to file a motion to dismiss all claims in the amended complaint.

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

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements as of and for the quarter ended March 31, 2026. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described herein, as well as the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements”, before deciding whether to invest in our common stock. Our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026.

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

We are a late-stage clinical biopharmaceutical company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including miv-cel. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through March 31, 2026. For the three months ended March 31, 2026 and 2025, we reported a net loss of $39.7 million and $44.6 million, respectively. As of March 31, 2026, we had an accumulated deficit of $464.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development, and seek regulatory approvals for our product candidates.

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

During the year ended December 31, 2025, our management, with the oversight of the audit committee of our board of directors, designed and implemented measures to remediate the control deficiencies contributing to the material weaknesses and completed testing of the design and operating effectiveness of all remediated controls. Through testing of our internal controls, our management determined that the controls related to the remediation actions were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses had been remediated as of December 31, 2025.

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

As of March 31, 2026, we had 129 full-time employees. As our development and commercialization plans and strategies develop, we expect to continue to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

As noted above, in December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our company, certain of our current and former officers and directors, and the underwriters of our IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss the Amended Complaint. Defendants filed a motion to dismiss all of the claims on June 26, 2025, with plaintiff filing an opposition on August 18, 2025. Defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. Following oral argument, on March 23, 2026, the court issued an order granting defendants’ motion to dismiss on all claims, with leave to amend the complaint. On April 20, 2026, Plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants intend to file a motion to dismiss all claims in the amended complaint.

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

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the quarter ended March 31, 2026. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

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

Additionally, we believe, through our interactions with the FDA under our Regenerative Medicine Advanced Therapy, or RMAT, designation, that our Phase 2 clinical trial in stiff-person syndrome, or SPS, which is a pivotal trial, will be sufficient for use as a registration-enabling study, and in May 2026, we initiated a rolling Biologic License Application, or BLA, submission for SPS. However, the FDA or other regulatory agencies may conclude that the trial is not sufficient to be registration-enabling to support a BLA, or similar submission in other jurisdictions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We rely on third party CMOs to manufacture and supply cell therapy products for our research and development purposes and for our clinical trials. Under our Master Services Agreement with Minaris Advanced Therapies Inc., or MAT, dated March 2022, or the MAT Agreement, MAT provides us with cell manufacturing, release and testing services for our miv-cel product candidate. Under our Development and Manufacturing Services Agreement, or the Elevate Agreement, with ElevateBio BaseCamp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our miv-cel product candidate. Pursuant to our License and Supply Agreement with Oxford Biomedica (UK) Limited, or Oxford, dated September 2023, or the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials. Although we believe we currently have sufficient clinical-grade vector in inventory to move forward with our anticipated clinical trials, there is no guarantee that sufficient clinical-grade vector will be available in the quantities we require in the future or on terms that are acceptable to us.

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

Moreover, if we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with MAT, Elevate, Oxford or other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our product candidates are approved for sale, our inability to manufacture or contract for a sufficient supply of such potential future products on acceptable terms would have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced volatility in our stock price. For example, from January 1, 2025 to December 31, 2025, our closing stock price ranged from $1.83 to $10.82 per share, and from January 1, 2026 to March 31, 2026, our closing stock price ranged from $7.26 to $10.51 per share. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. See the risk factor under the heading “We or our directors or officers may be subject to securities litigation, which is expensive and could divert management attention” above for a discussion of a securities class action complaint in which we are currently named as a defendant.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. As of March 31, 2026, we had 4,145,126 shares of common stock available for future issuance under our 2024 Plan. Additionally, the number of shares of our common stock reserved for issuance under the 2024 Plan will automatically increase on January 1st of each year, continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In accordance with the foregoing, on January 1, 2026, an aggregate of 3,019,494 shares of our common stock were added to the reserve of shares available for future issuance under the 2024 Plan. Additionally, pursuant to our Amended and Restated 2024 Inducement Equity Incentive Plan, or our Inducement Plan, our management is authorized to grant equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees provided that certain criteria are met. As of March 31, 2026, we had 895,741 shares of common stock available for future issuance under our Inducement Plan. Unless our board of directors or a committee thereof elects not to increase the number of shares available for future grant each year under the 2024 Plan or Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On March 26, 2026, we filed a shelf Registration Statement on Form S-3 (File No. 333-294645), or the 2026 Shelf Registration Statement, that became effective on April 2, 2026 and allows us to undertake various equity and debt offerings for an aggregate amount of up to $300.0 million. In addition, on March 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies, LLC, or the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $100.0 million in shares of our common stock pursuant to the 2026 Shelf Registration Statement, or the ATM Prospectus. As of May 1, 2026, $100.0 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the 2026 Shelf Registration Statement.

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

As of May 1, 2026, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 40.5% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K and our other periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. We could be an emerging growth company for up to five years following the completion of our IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

None.

(b) Use of Proceeds from Initial Public Offering

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Kyverna Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2024).

3.2	Amended and Restated Bylaws of Kyverna Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276523) filed with the SEC on January 16, 2024).
10.1*#	Employment Offer Letter, dated January 13, 2026, between Kyverna Therapeutics, Inc. and Mayo Pujols.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYVERNA THERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/ Warner Biddle
Warner Biddle
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Marc Grasso
Marc Grasso
Chief Financial Officer (Principal Financial and Accounting Officer)