Form 10-Q
period 2026-06-30
Kyverna Therapeutics, Inc.
filed 2026-08-11
CIK 1994702

R

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-41947

Kyverna Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1365441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5980 Horton St., STE 200 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 925-2492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	KYTX	The Nasdaq Stock Market LLC

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

As of August 3, 2026, the registrant had 61,843,444 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Kyverna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$31,806	$124,093
Available-for-sale marketable securities	167,621	155,160
Prepaid expenses and other current assets	7,115	3,700
Total current assets	206,542	282,953
Restricted cash	551	551
Property and equipment, net	1,326	1,546
Operating lease right-of-use assets	7,848	3,568
Finance lease right-of-use assets	112	305
Other non-current assets	3,444	4,903
Total assets	$219,823	$293,826
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,933	$5,306
Accrued compensation	5,481	9,990
Accrued license expense – related party	3,750	3,750
Other accrued expenses and current liabilities	9,112	13,472
Operating lease liabilities, short-term portion	1,400	3,662
Finance lease liabilities	126	307
Total current liabilities	22,802	36,487
Operating lease liabilities, net of short-term portion	6,589	320
Term loan	24,883	24,743
Total liabilities	54,274	61,550
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 490,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 61,570,247 and 60,389,893 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	1	1
Additional paid-in capital	668,564	657,005
Accumulated other comprehensive (loss) income	(142)	97
Accumulated deficit	(502,874)	(424,827)
Total stockholders’ equity	165,549	232,276
Total liabilities and stockholders’ equity	$219,823	$293,826

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$24,788	$35,816	$54,861	$73,249
General and administrative	14,768	8,594	26,062	18,569
Total operating expenses	39,556	44,410	80,923	91,818
Loss from operations	(39,556)	(44,410)	(80,923)	(91,818)
Interest income	1,929	2,364	4,256	5,189
Interest expense	(674)	(14)	(1,341)	(38)
Other expense, net	(18)	(21)	(39)	(49)
Total other income, net	1,237	2,329	2,876	5,102
Net loss	(38,319)	(42,081)	(78,047)	(86,716)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net	(46)	(19)	(239)	(125)
Total other comprehensive loss	(46)	(19)	(239)	(125)
Net loss and other comprehensive loss	$(38,365)	$(42,100)	$(78,286)	$(86,841)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.97)	$(1.29)	$(2.01)
Weighted-average shares of common stock outstanding, basic and diluted	60,896,872	43,225,365	60,666,814	43,220,498

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2025	60,389,893	$1	$657,005	$(424,827)	$97	$232,276
Common shares issued upon exercise of options	90,735	—	243	—	—	243
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	51,872	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	3,171	—	—	3,171
Net loss	—	—	—	(39,728)	—	(39,728)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(193)	(193)
Balance as of March 31, 2026	60,532,500	$1	$660,230	$(464,555)	$(96)	$195,580

Issuance of common stock under ATM Facility, net of sales agent's fees and issuance costs of $332	426,038	—	3,362	—	—	3,362
Common shares issued upon exercise of options	429,616	—	1,653	—	—	1,653
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	182,093	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	3,507	—	—	3,507
Net loss	—	—	—	(38,319)	—	(38,319)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(46)	(46)
Balance as of June 30, 2026	61,570,247	$1	$668,564	$(502,874)	$(142)	$165,549

Balance as of December 31, 2024	43,214,918	$—	$530,002	$(263,520)	$105	$266,587
Common shares issued upon exercise of options	3,955	—	3	—	—	3
Stock-based compensation expense	—	—	2,161	—	—	2,161
Net loss	—	—	—	(44,635)	—	(44,635)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(106)	(106)
Balance as of March 31, 2025	43,218,873	$—	$532,166	$(308,155)	$(1)	$224,010

Stock-based compensation expense	—	—	2,518	—	—	2,518
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	26,057	—	(51)	—	—	(51)
Net loss	—	—	—	(42,081)	—	(42,081)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(19)	(19)
Balance as of June 30, 2025	43,244,930	$—	$534,633	$(350,236)	$(20)	$184,377

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(78,047)	$(86,716)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	6,678	4,679
Accretion of discounts on available-for-sale marketable securities	(920)	(3,953)
Non-cash interest expense	231	—
Depreciation and amortization expense	785	1,016
Impairment of capitalized software	—	648
Gain on sale of property and equipment	(47)	—
Non-cash lease expense	963	1,419
Changes in assets and liabilities:
Prepaid expense and other current assets	(526)	1,972
Other non-current assets	1,541	(505)
Accounts payable	(2,373)	5,193
Accrued compensation	(4,509)	88
Other accrued expenses and current liabilities	(4,443)	1,016
Operating lease liability	(1,236)	(1,721)
Net cash used in operating activities	(81,903)	(76,864)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(147,823)	(175,851)
Proceeds from maturities of available-for-sale marketable securities	134,300	210,800
Internal-use software development costs	(255)	(200)
Purchases of property and equipment	(293)	(4)
Net cash (used in) provided by investing activities	(14,071)	34,745

Cash flows from financing activities
Proceeds from issuance of common stock under ATM Facility, net of sales agent's fees	2,487	—
Proceeds from exercise of common stock options	1,896	3
Principal paid on finance lease liabilities	(181)	(603)
Payments for offering costs	(138)	(412)
Taxes paid related to net share settlement upon vesting of restricted stock units	(377)	(51)
Net cash provided by (used in) financing activities	3,687	(1,063)
Net decrease in cash, cash equivalents and restricted cash	(92,287)	(43,182)
Cash, cash equivalents and restricted cash, at beginning of period	124,644	97,173
Cash, cash equivalents and restricted cash, at end of period	$32,357	$53,991

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	31,806	53,440
Restricted cash	551	551
Cash, cash equivalents and restricted cash at end of period	$32,357	$53,991
Supplemental disclosure for non-cash investing and financing activities
Internal-use software development costs in accounts payable	$—	$100
Unpaid offering costs included in other current liabilities	$83	$—
Receivable from sale of property and equipment included in prepaid expenses and other current assets	$50	$—
Unsettled trade related to sales of common stock under ATM Facility	$1,096	$—
Right-of-use asset obtained in exchange for operating lease liability	$5,243	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,141	$37

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Description of Business, Organization and Liquidity

Kyverna Therapeutics, Inc. (“Kyverna” or “the Company”) is a late-stage clinical immunology company pioneering differentiated therapies with curative potential for people living with neurologic autoimmune diseases. The lead product candidate, mivocabtagene autoleucel, or miv-cel, and also known as KYV-101, is advancing through late-stage clinical development. The Company is currently focused on advancing its neuroimmunology CAR T franchise, which includes evaluating miv-cel in stiff person syndrome, or SPS, and generalized myasthenia gravis, or gMG. The Company was incorporated on June 14, 2018, was initially named BAIT Therapeutics, Inc., changed its name to Kyverna Therapeutics, Inc. on October 1, 2019, and is headquartered in Emeryville, California.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had an accumulated deficit of $502.9 million. The Company had net losses of $78.0 million and $86.7 million for the six months ended June 30, 2026 and 2025, respectively. The Company had cash used in operations of $81.9 million and $76.9 million for the six months ended June 30, 2026 and 2025, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sale of shares of its common stock and debt financing. On October 31, 2025, the Company entered into a Loan and Security Agreement with Oxford Finance (as defined in Note 8). The Loan and Security Agreement provides a term loan facility (the “Loan Facility”) up to an aggregate principal amount of $150.0 million. On November 3, 2025, the Company borrowed $25.0 million from funds available from the first tranche of the term loan. On July 8, 2026, the Company, the Collateral Agent, and the Lenders entered into an amendment to the Loan and Security Agreement (see Note 8 for additional details). The Loan Facility matures on October 1, 2030.

As of June 30, 2026, the Company had cash and cash equivalents and available-for-sale marketable securities of $199.4 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities and product launch readiness activities. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. Based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances, net proceeds from the sale of shares under the ATM Facility (see Note 9) and the term loans available under the Loan Facility with Oxford Finance will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the issuance of these condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as and should be read in conjunction with the annual financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026.

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU No. 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in ASU No. 2025-06 remove all references to prescriptive and sequential software development stages. This ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of June 30, 2026, was as follows (in thousands):

	Fair Value Measurements
As of June 30, 2026	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$27,014	$27,014	$—	$—
Available-for-sale marketable securities
U.S. Treasury bills	154,384	—	154,384	—
Corporate debt obligations	13,237	—	13,237	—
Total fair value of assets	$194,635	$27,014	$167,621	$—

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and available-for-sale marketable securities. Cash equivalents consisted of money market funds, and available-for-sale marketable securities consisted of U.S. Treasury bills, corporate debt obligations and U.S. Government bonds. The Company obtains pricing information from its investment manager and generally determines the fair value of available-for-sale marketable securities using standard observable inputs, including reported trades, broker/dealer quotes and bids and/or offers. The Company recognizes transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs.

4. Available-for-Sale Marketable Securities

As of June 30, 2026, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and corporate debt obligations with contractual maturities on various dates within the next 12 months.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of June 30, 2026 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2026	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$27,014	$—	$—	$27,014
U.S. Treasury bills	154,514	1	(131)	154,384
Corporate debt obligations	13,248	—	(11)	13,237
Total available-for-sale marketable securities	$194,776	$1	$(142)	$194,635

As of June 30, 2026, $27.0 million was included in cash equivalents and $167.6 million was included in available-for-sale marketable securities.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of December 31, 2025 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2025	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$122,165	$—	$—	$122,165
U.S. Treasury bills	109,667	52	—	109,719
U.S. Government bonds	45,397	44	—	45,441
Total available-for-sale marketable securities	$277,229	$96	$—	$277,325

As of December 31, 2025, $122.2 million was included in cash equivalents and $155.2 million was included in available-for-sale marketable securities.

As of June 30, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses on its investments.

As of June 30, 2026 and December 31, 2025, accrued interest receivable was $1.7 million and $0.6 million, respectively. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. During the three and six months ended June 30, 2026 and 2025, the Company did not write off any accrued interest receivables.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$2,169	$3,064
Furniture and fixtures	1,132	1,132
Leasehold improvements	936	936
Computer equipment and software	85	164
Construction in progress	293	—
Property and equipment, gross	4,615	5,296
Less accumulated depreciation	(3,289)	(3,750)
Property and equipment, net	$1,326	$1,546

Depreciation and amortization expense related to property and equipment was $0.3 million for each of the three months ended June 30, 2026 and 2025, and $0.5 million for each of the six months ended June 30, 2026 and 2025. The Company recognized $0.6 million in impairment charges related to capitalized software as research and development expenses in the condensed statement of operations and comprehensive loss for the six months ended June 30, 2025. No such loss was recognized for any other periods presented.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development expenses - Contract Research Organizations	$3,432	$6,393
Accrued research and development expenses - Contract Manufacturing Organizations	1,682	4,908
Other accrued expenses	3,998	2,171
Total other accrued expenses and current liabilities	$9,112	$13,472

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

The acquisition of the licenses, including patent rights and know-how, was accounted for as an asset acquisition. As the acquired technology did not have an alternative use for accounting purposes, the consideration of $3.3 million was recorded as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021. The Company recognized $1.2 million and $0.2 million as research and development expense related to minimum annual and benchmark royalties for the six months ended June 30, 2026 and 2025, respectively. The Company did not recognize any royalties for the three months ended June 30, 2026 and 2025. No royalties were probable or payable as of June 30, 2026 and December 31, 2025.

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

In addition, the Company granted Intellia an exclusive option (the “Intellia Option”) to enter into a co-development and co-commercialization agreement with the Company for the CRISPR Product (the “Co-Co Agreement”) for a fee payable to the Company. If Intellia exercises the Intellia Option, the Company and Intellia would share equally the regulatory and clinical development expenses associated with obtaining approval of the CRISPR Product in the U.S. and would also share equally all net profits and losses from commercialization of the CRISPR Product in the U.S. If Intellia exercises the Intellia Option, no milestone payments will be due and payable from that time forward and the Company will only pay royalties on sales outside of the U.S. In addition, upon exercise of the Intellia Option, following regulatory approval of the CRISPR Product, Intellia will have exclusive commercialization rights for the CRISPR Product for U.S. administration, subject to the Company’s rights to co-promote the CRISPR Product in the U.S., and the Company will retain the sole and exclusive rights to research, develop, or otherwise exploit the CRISPR Product for rest-of-world administration and shall have sole decision-making authority in relation thereto, subject to the parties’ obligations to cooperate regarding certain development, regulatory and commercialization strategies.

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

No milestone payments were probable or payable as of June 30, 2026 and December 31, 2025.

Kite License Agreement (Related Party)

In January 2020, the Company entered into a License Agreement with Kite Therapeutics, Inc. ("Kite"), a subsidiary of Gilead Sciences, Inc. ("Gilead") (the "Kite Agreement"). Pursuant to the Kite Agreement, Kite granted to the Company a ten-year, co-exclusive license for the SynNotch technology primarily used in the Company’s own internal research and development programs for the treatment, diagnosis or prevention of autoimmune, inflammatory or allogeneic stem cell transplant inflammatory diseases (excluding post-transplant infectious diseases).

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

In October 2025, the Company, Gilead and Kite agreed to settle the outstanding balance as follows: (1) a payment of $2.5 million by the Company to Kite in cash within 30 days; and (2) the remaining balance of $3.8 million to settle no later than December 31, 2026, through an issuance of the Company's common stock to Kite at market price, a cash payment, or any combination of both cash payment and common stock issuance, at the discretion of the Company. The parties also agreed to terminate the Kite Agreement and released one another from any further obligations. The Company paid $2.5 million to Kite in November 2025 and the remaining balance of $3.8 million is presented as current accrued license expense – related party in the condensed balance sheets as of June 30, 2026 and December 31, 2025.

7. Commitments and Contingent Liabilities

Leases

As of June 30, 2026, the Company leased office and laboratory space in Emeryville, California under operating leases (the “Emeryville Lease”). On February 27, 2026, the Company entered into a lease amendment to reduce total office and lab space and add new office space in the same building, which commenced on July 2, 2026. The term of the Emeryville Lease is through August 31, 2030. Base rent payments under the lease amendment are approximately $0.2 million per month. In addition to the base rent, which includes escalating payments over the lease term, the Company pays variable costs related to operating expenses and taxes, which are recognized as incurred.

The Company also has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases. Some of the Company’s office and lab space were leased under short-term lease agreements during the six months ended June 30, 2026 and 2025.

Components of the lease expense for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating lease cost	$619	$850	$1,383	$1,700
Finance lease cost:
Amortization of right-of-use assets	41	237	193	475
Interest on lease liabilities	4	13	10	32
Variable lease cost	78	285	750	657
Total lease expense	$742	$1,385	$2,336	$2,864

Total undiscounted lease obligations under the Company’s operating and finance leases were $10.5 million and $0.1 million, respectively, as of June 30, 2026.

License Agreements

The Company entered into license agreements with the NIH, Intellia and Kite, pursuant to which the Company is required to pay certain milestone payments contingent upon the achievement of specific development and regulatory events, and royalties on sales of products developed under these agreements (See Note 6).

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with clinical research organizations (“CROs”) for clinical trials, with clinical manufacturing organizations (“CMOs”) for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company did not expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of June 30, 2026.

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

On December 9, 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against the Company, certain of its current and former officers and directors, and the underwriters of the IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025 (the “Amended Complaint”). The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with the IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss all the claims in the Amended Complaint, with the plaintiff filing an opposition on August 18, 2025. The defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. Following oral argument, on March 23, 2026, the court issued an order granting defendants’ motion to dismiss on all claims, with leave to amend the complaint. On April 20, 2026, plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants subsequently filed a motion to dismiss the entire second amended complaint on May 19, 2026. Plaintiff filed an opposition to the defendants’ motion to dismiss on June 17, 2026. Defendants filed a reply brief in support of the motion to dismiss on July 2, 2026. A hearing on the motion to dismiss is scheduled for September 3, 2026.

In addition, on May 14, 2025, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California against certain of the Company's current and former officers and directors which was captioned Perez v. Seidenberg, et al., Case No. 3:25-cv-04163-PCP (the “Perez Action”). On May 22, 2025, another stockholder derivative complaint was filed alleging the same claims against the same individual defendants captioned McDaniel v. Seidenberg, et al., Case No. 3:25-cv-04393-PCP (the “McDaniel Action”, and together with the Perez Action, the “Derivative Actions”). The complaints filed in the Derivative Actions allege claims related to the allegations raised in the Amended Complaint. On June 2, 2025, the court entered a stipulation and order to stay the Perez Action pending the disposition of a motion to dismiss the Amended Complaint in the related securities class action. On June 25, 2025, the court entered a stipulation and order to consolidate the Derivative Actions as In re Kyverna Therapeutics Derivative Litigation, Case No. 5:25-cv-04163-PCP. Finally, on July 22, 2025, the court entered a stipulation and order staying the consolidated derivative action pending the disposition of the motion to dismiss the Amended Complaint in the related securities class action.

The Company believes it has good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that it will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in the accompanying condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2026. The Company did not have any accruals for the matters described above on its condensed balance sheets as of June 30, 2026 and December 31, 2025.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible.

8. Term Loan

On October 31, 2025, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford Finance”) as collateral agent (the “Collateral Agent”), and certain lenders from time to time party thereto (the “Lenders”). The Loan and Security Agreement provides a term loan facility (the “Loan Facility”) of up to an aggregate principal amount of $150.0 million in senior secured credit facilities. The Loan Facility provides for term loans to be funded in multiple tranches, subject to the satisfaction of specified conditions. The term loans include (i) up to $40.0 million of Term A Loans available during the initial draw period of up to June 30, 2026, (ii) a single Term B Loan of $5.0 million to $20.0 million available upon achievement of specified clinical milestones to be drawn by June 30, 2026, which date is subject to an extended deadline to the extent that the full remaining Term A Loans are drawn on as described below, (iii) up to $40.0 million of Term C Loans available upon achievement of specified revenue and clinical milestones to be drawn by December 31, 2027, which date is subject to an extended deadline to the extent that the full remaining Term A Loans are drawn on as described below and (iv) an additional discretionary Term D Loan of up to $50.0 million upon the Company’s request, subject to the Lenders’ approval. On November 3, 2025, the Company drew $25.0 million from funds available from the first tranche of Term A Loans.

On July 8, 2026, the Company, the Collateral Agent, and the Lenders entered into an amendment to the Loan and Security Agreement (the “Amendment”), pursuant to which the parties agreed, among other things, to extend the availability of the remaining $15.0 million of Term A Loans through December 31, 2026, in exchange for the Company paying an upfront cash fee of $187,500. In addition, if the Company does not draw the full remaining $15.0 million of Term A Loans by December 31, 2026, the Company will pay the Lenders a non-utilization fee equal to 1.0% of the aggregate undrawn amount of the Term A Loans.

The Amendment also provides that, contingent upon the Company drawing the full remaining $15.0 million of Term A Loans, the following additional modifications to the Loan Facility will become effective: (i) the availability of the single Term B Loan of $5.0 million to $20.0 million shall be extended through the earlier of September 30, 2027 and the 90th day following the date of achievement of a clinical milestone; (ii) the Company shall pay the Lenders a non-utilization fee of 1.0% of the aggregate undrawn amount of the Term B Loan if it does not draw on the Term B Loan by the end of the draw period for the Term B Loan; (iii) the Term C Loans shall be available in two tranches of $20.0 million, with the first tranche being available subject to achievement of a revenue milestone through the earlier of March 31, 2028 and the 90th day following the date of the achievement of such revenue milestone and the second tranche being available subject to achievement of a clinical milestone through the earlier of March 31, 2028 and the 90th day following the date of achievement of such clinical milestone; and (iv) the Company shall become subject to minimum revenue covenants beginning with the quarter ending June 30, 2027, September 30, 2027, or December 31, 2027, depending upon the aggregate amount of gross cash proceeds the Company receives from other capital sources during certain periods. If the Company does not draw the full remaining $15.0 million of Term A Loans, then the additional modifications described above will not be effective and the original terms of the Loan Facility will continue to apply.

Outstanding borrowings under the Loan Facility bear interest at a floating rate equal to the greater of (i) one-month CME Term Secured Overnight Funding Rate (“SOFR”) administered by CME Group Benchmark Administrator or (ii) 3.75%, plus a margin of 5.00%, subject to a minimum interest rate floor of 8.75%. Interest is computed on the basis of a 360-day year and is payable monthly. The Company is required to make monthly interest-only payments through the applicable amortization date. Thereafter, principal is repaid in equal monthly installments over either 24 months or 12 months, depending on whether specified revenue milestones are achieved. If such milestones are not achieved, principal amortization will begin on November 1, 2028 and will be payable in equal monthly installments over a 24-month period. If the milestones are achieved, principal amortization will begin on November 1, 2029 and will be payable in equal monthly installments over a 12-month period. All outstanding principal and accrued interest are due and payable at maturity on October 1, 2030.

The obligations under the Loan Facility are secured by a first-priority security interest in substantially all of the Company’s assets, including its intellectual property, subject to customary exceptions. The Loan and Security Agreement contains customary affirmative and negative covenants, including covenants relating to reporting requirements, maintenance of insurance, payment of taxes, limitations on indebtedness, liens, asset dispositions, mergers, and dividends. Beginning on February 28, 2027, the Company is required to maintain minimum unrestricted cash balances in controlled accounts equal to a specified percentage of the outstanding term loan principal, with such percentage decreasing upon achievement of specified regulatory approvals and revenue milestones. The Loan Facility also includes minimum revenue covenants beginning in 2027, subject to certain cash and market capitalization exceptions.

The Loan and Security Agreement includes customary events of default, including payment defaults, covenant violations, insolvency events, material adverse changes, delisting from Nasdaq, and certain judgments. Upon the occurrence of an event of default, the Lenders may, among other remedies, declare all outstanding obligations immediately due and payable and exercise remedies against the collateral. The Company was in compliance with applicable covenants as of June 30, 2026.

As of June 30, 2026, the term loan balance was $24.9 million, which reflects the $25.0 million borrowed under the Term A Loans net of unamortized debt discount and debt issuance costs of $0.1 million. The Company recognized $0.7 million and $1.3 million of interest expense for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the Company had $0.2 million accrued interest, which is presented in the other accrued expenses and current liabilities. The Company also recognized less than $0.1 million and $0.1 million for the three and six months ended June 30, 2026, respectively, related to debt issuance costs allocated to undrawn term loans in prepaid expenses and other current assets, which were fully amortized to interest expense as of June 30, 2026. At June 30, 2026, the effective interest rate was 10.8%.

9. Common Stock

As of June 30, 2026 and December 31, 2025, common stock shares reserved for future issuance were as follows:

	June 30,	December 31,
	2026	2025
Outstanding stock option awards	10,590,212	9,330,722
Unvested restricted stock units awards	1,686,922	1,282,404
Shares available for future grants under the 2024 Equity Incentive Plan and 2024 Inducement Equity Incentive Plan	4,545,909	2,944,739
Shares available for future grants under the 2024 Employee Stock Purchase Plan	1,266,000	844,000
Total shares reserved for future issuance	18,089,043	14,401,865

Shelf Registration Statement and the ATM Facility

On March 27, 2025, the Company filed a shelf registration statement on Form S-3 (the “Prior Registration Statement”), covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of its common stock, shares of its preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Prior Registration Statement was declared effective by the SEC on April 15, 2025. The Prior Registration Statement included a sales agreement prospectus (the “Prior ATM Prospectus”), covering the offer and sale from time to time through or to Jefferies, LLC (“Jefferies”), as sales agent, of up to $50.0 million in aggregate offering price of shares of the Company’s common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025 (the "ATM Agreement"). In November 2025, the Company sold 2,477,100 shares of its common stock under the Prior ATM Prospectus for net proceeds of $16.4 million after deducting the sales agent’s fees.

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

The 2026 Registration Statement includes a sales agreement prospectus (the “2026 ATM Prospectus”), covering the offer and sale from time to time through or to Jefferies, as sales agent, of up to $100.0 million in aggregate offering price of shares of the Company’s common stock under the ATM Agreement (the "ATM Facility"). During the quarter ended June 30, 2026, the Company sold 426,038 shares of its common stock under the 2026 ATM Prospectus for net proceeds of $3.6 million after deducting the sales agent fees.

As of June 30, 2026, $200.0 million remains available and unallocated under the 2026 Registration Statement and $96.3 million remains available and allocated for sale under the ATM Facility.

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

The Company initially reserved 4,215,000 shares of common stock for future issuance under the 2024 Plan. In addition, up to 3,960,713 shares issued and outstanding under the 2019 Plan may be added to the 2024 Plan as such shares become available from time to time if awards terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2024 Plan also provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2025 and ending on January 1, 2034, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. In accordance with the foregoing, 2,160,745 and 3,019,494 shares of common stock were added to the shares reserved for future issuance under the 2024 Plan on January 1, 2025 and 2026, respectively. No more than 12,645,000 shares of common stock may be issued upon the exercise of incentive stock options under the 2024 Plan.

As of June 30, 2026, incentive stock options, nonstatutory stock options and restricted stock units had been granted under the 2024 Plan. As of June 30, 2026, 4,535,168 shares of the Company’s common stock remained available for future grant under the 2024 Plan.

In January 2024, the Company’s board of directors and stockholders adopted the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on February 6, 2024. As of June 30, 2026, 1,266,000 shares of common stock were reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may not exceed 844,000 shares of common stock, plus the number of shares of common stock that will be automatically increased each January 1, beginning on January 1, 2025 and ending on January 1, 2034 by an amount equal to the lesser of (i) 1.00% of the shares of common stock outstanding on December 31st of the immediately preceding calendar year and (ii) 422,000 shares of common stock. The ESPP allows an eligible employee to purchase shares of our common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of each applicable offering period.

In September 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (as amended and restated in January 2026, the “Inducement Plan”). On January 29, 2026, the Company's compensation committee of the board of directors approved an increase of the maximum number of shares available for grant under the Inducement Plan by 1,000,000 shares to an aggregate of 5,000,000 shares of the Company's common stock. As of June 30, 2026, 4,989,259 shares were granted and 10,741 shares were available for future grant under the Inducement Plan.

Stock Options

A summary of option activity under the 2019 Plan, 2024 Plan and the Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	9,330,722	$4.77	8.50	$43,821
Options granted	2,886,218	$8.60
Options exercised	(520,351)	$3.64
Options forfeited	(1,003,158)	$4.30
Options expired	(103,219)	$8.90
Outstanding at June 30, 2026	10,590,212	$5.88	8.52	$32,714
Exercisable at June 30, 2026	3,572,604	$4.93	7.51	$14,579
Vested and expected to vest at June 30, 2026	10,590,212	$5.88	8.52	$32,714

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the three and six months ended June 30, 2026 was $6.53 and $6.58, respectively. The total fair value of options that vested during the three and six months ended June 30, 2026 was $3.9 million and $6.6 million, respectively. The total fair value of options that vested during the three and six months ended June 30, 2025 was $1.7 million and $4.6 million, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2026 was $2.5 million and $3.1 million, respectively, and is calculated as the difference between the exercise price and the fair value of common stock as of the exercise date. As of June 30, 2026, total unrecognized stock-based compensation expense related to issued options was $33.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	1,182,404	$3.96
Granted – RSUs	1,103,809	8.55
Vested – RSUs	(278,773)	2.80
Forfeited – RSUs	(344,819)	3.00
Unvested at June 30, 2026	1,662,621	$7.40

Issued restricted stock units (“RSUs”) vest over a four-year period. The estimated aggregate grant-date fair value of RSUs granted during the three and six months ended June 30, 2026 was $2.5 million and $9.4 million. As of June 30, 2026, total unrecognized compensation expense for RSUs was $10.9 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Performance Restricted Stock Units

During the three and six months ended June 30, 2026, the Company granted performance restricted stock units (“PRSUs”) for zero and 24,301 shares with a weighted-average grant date fair value per share of zero and $8.12, respectively. These PRSU shares vest in two tranches upon the attainment of certain target closing prices per share of the Company’s common stock. The Company used a Monte Carlo simulation model to estimate the grant date fair value of the PRSUs with the following assumptions: common stock fair value of $8.23, which was the closing market price of the Company’s common stock at the grant date, volatility of 105.00%, risk free rate of 4.19%, and vesting term of 10 years. Total estimated fair value of $0.2 million will be recognized as stock-based compensation expense over the derived requisite service period of 0.7 years and 1.5 years from the grant date for each of the two tranches, respectively.

As of June 30, 2026, total unrecognized compensation expense for PRSUs was $0.1 million and is expected to be recognized over the weighted-average remaining term of 0.6 years.

	Number of Performance RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	100,000	$8.05
Granted – PRSUs	24,301	8.12
Forfeited – PRSUs	(100,000)	8.05
Unvested at June 30, 2026	24,301	$8.12

Stock-Based Compensation Expense

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	89.3%-90.3%	95.1% - 97.6%	89.3%-94.9%	95.1% - 97.6%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.5 - 6.1	5.5-6.1	5.5 - 6.1	5.4-6.1
Risk-free interest rate	4.1%-4.4%	3.9%-4.2%	3.6%-4.4%	3.9%-4.5%

The following table presents the classification of stock-based compensation expense related to stock options and RSUs, including PRSUs, granted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,102	$898	$1,938	$1,704
General and administrative	2,405	1,620	4,740	2,975
Total stock-based compensation expense	$3,507	$2,518	$6,678	$4,679

The above stock-based compensation expense was related to the following stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units and PRSUs	$742	$287	$1,244	$492
Stock options	2,765	2,231	5,434	4,187
Total stock-based compensation expense	$3,507	$2,518	$6,678	$4,679

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(38,319)	$(42,081)	$(78,047)	$(86,716)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	60,896,872	43,225,365	60,666,814	43,220,498
Net loss per share attributable to common stockholders, basic and diluted:	$(0.63)	$(0.97)	$(1.29)	$(2.01)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	As of June 30,
	2026	2025
Options issued and outstanding	10,590,212	9,938,939
Unvested RSUs and PRSUs outstanding	1,686,922	1,248,529
	12,277,134	11,187,468

12. Related Party Transactions

The Company had zero and $0.1 million in other accrued expenses and current liabilities on the condensed balance sheet as of June 30, 2026 and December 31, 2025, respectively, related to severance payments for the Company’s former chief executive officer.

13. Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing therapies for autoimmune and inflammatory diseases. The chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources, assessing performance and monitoring budget versus actuals. The CODM assesses performance based on net loss as reported on the statement of operations and comprehensive loss. Segment assets are not regularly reviewed by the CODM for purposes of assessing segment performance or allocating resources; total assets are, however, presented on the balance sheet. Segment depreciation expense and segment asset additions are consistent with amounts reported within the statement of cash flows given the Company's operations are aggregated within a single reportable segment. All of the Company’s long-lived assets are located in the United States.

The following table sets forth the Company’s summary of segment loss, including significant segment expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
Miv-cel	$11,386	$22,541	$26,616	$44,661
Other programs	24	986	230	1,498
Other research and development expenses(a)	13,378	12,289	28,015	27,090
General and administrative expenses(b)	14,768	8,594	26,062	18,569
Interest (income)	(1,929)	(2,364)	(4,256)	(5,189)
Interest expense and other expense, net	692	35	1,380	87
Segment loss and net loss	$38,319	$42,081	$78,047	$86,716

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

Overview

We are a late-stage clinical immunology company pioneering differentiated therapies with curative potential for people living with neurologic autoimmune diseases. Our development strategy is supported by our breadth of experience in treating more than 100 autoimmune patients with our lead product candidate, mivocabtagene autoleucel, or miv-cel, also known as KYV-101, an anti-CD19 autologous CAR T with a differentiated CAR construct. This has been documented through the scientific publication of multiple autoimmune case studies, our proprietary dataset of patients treated through named patient forms of compassionate use, our experience in ongoing investigator-initiated trials, or IITs, at leading academic institutions, as well as early clinical data from our ongoing company-sponsored trials illustrating the potential of these therapies to deeply deplete B cells with the aim of achieving durable treatment-free remission. This validation provides us with a clear path to continue advancing miv-cel through late-stage clinical development and commercialization across multiple autoimmune indications.

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

We are currently focused on advancing our neuroimmunology CAR T franchise, starting with evaluating miv-cel in stiff person syndrome, or SPS, and generalized myasthenia gravis, or gMG, both serious and highly debilitating autoimmune diseases with significant unmet medical need. We received RMAT designations and Orphan Drug Designations, or ODD, from the FDA for both SPS and MG as well as Orphan Drug Designation from the European Medicines Agency in MG.

SPS is a rare and progressive neurologic autoimmune disease with no therapies approved by the U.S. Food and Drug Administration, or the FDA. Patients with SPS have substantial disease burden, with symptoms characterized by muscle stiffness and painful muscle spasms, impacting mobility. 80% of patients lose mobility over time, and need walking aid assistance or a wheelchair. In addition, patients face risk of permanent disability and increased mortality. In SPS, we have completed a registrational 26-patient Phase 2 clinical trial (KYSA-8). We presented the positive primary analysis results from the KYSA-8 trial at the 2026 American Academy of Neurology, or AAN, Annual Meeting in April 2026. In the trial, miv-cel demonstrated statistically significant, durable clinical benefit across all primary and secondary endpoints at 16 weeks, with reversal of disability scores following a single dose of miv-cel. 100% of patients remained free of immunotherapies for SPS as of week 16. Further, miv-cel demonstrated a well-tolerated safety profile. We also presented outcomes from a large, multicenter, retrospective natural history study examining the impact of SPS on walking speed at AAN. During the second quarter of 2026, we held a positive pre-biologics license application, or BLA, meeting with the FDA and gained alignment on our regulatory path for miv-cel in SPS, including a rolling BLA submission and all core components of the BLA package. We then initiated the rolling BLA submission, seeking priority review under the program's Regenerative Medicine Advanced Therapy, or RMAT, designation. In July 2026, we submitted the Chemistry, Manufacturing, and Controls, or CMC, module, and anticipate completing the submission in the fourth quarter of 2026. We continue to advance activities to enable a successful launch upon approval. These efforts include hiring key commercial leadership roles, commercial site activation, entering into a commercial supply agreement, payer and patient advocacy engagement, and healthcare professional education. We plan to report 12-month topline data from KYSA-8 for miv-cel in patients with SPS in the third quarter of 2026.

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

In October 2025, we reported positive interim data from our registrational KYSA-6 Phase 2 clinical trial of miv-cel in gMG. In April 2026, we presented the positive longer-term follow-up data from the Phase 2 portion of the KYSA-6 trial at the 2026 AAN Annual Meeting. The updated data demonstrated durable clinical responses across all key clinical outcome measures with sustained benefit observed out to one year following a single dose of miv-cel. 100% of patients achieved clinically meaningful, rapid and robust reductions in Myasthenia Gravis Activities of Daily Living, or MG-ADL, and Quantitative Myasthenia Gravis, or QMG, scores from baseline (the co-primary endpoints of the Phase 3 portion of the trial), regardless of prior biologic exposure and at deeper levels observed compared to prior interim analysis. In addition, biomarker and mechanistic data further supported miv-cel’s differentiated clinical profile and miv-cel was well-tolerated. We continue to advance our FDA-aligned, Phase 3 registrational trial and expect to complete patient enrollment by mid-2027. We anticipate sharing longer term, follow-up Phase 2 topline data in gMG in the third quarter of 2026.

Beyond SPS and gMG, our pipeline opportunities include expanding into other autoimmune indications as well as novel innovations to expand patient access.

In August 2026, the FDA granted RMAT designation for miv-cel in non-active secondary progressive multiple sclerosis, or naSPMS, which provides the opportunity for increased FDA engagement and eligibility for priority and rolling reviews, as well as accelerated approval pathways.

We are conducting IITs and other Kyverna-sponsored clinical trials, or KYSA trials, including in PMS, rheumatoid arthritis, or RA, lupus nephritis, or LN, and systemic sclerosis, or SSc. In 2025, encouraging data from a Phase 1 IIT in PMS and a Phase 1/2 IIT in RA were shared. In February 2026, the positive updated data of miv-cel in PMS from a Phase 1 IIT was presented at the Americas Committee for Treatment and Research in Multiple Sclerosis (ACTRIMS) forum. We expect to provide an update on our PMS development strategy by early 2027.

As part of our longer-term efforts to broaden patient access, we continue to explore miv-cel with alternative or preconditioning regimens and the potential for outpatient administration supported by miv-cel’s favorable safety profile.

We are strengthening our CMC capabilities to support late-stage clinical development and anticipated commercialization. On July 23, 2026, we entered into a clinical and commercial supply agreement, or the Elevate CCSA, with ElevateBio BaseCamp, Inc., or Elevate, for both U.S commercial and global clinical supply of miv-cel. The new manufacturing agreement provides us with flexible and scalable supply of miv-cel, supporting our potential launches in SPS and gMG, as well as other ongoing clinical studies.

In January 2026, the Investigational New Drug, or IND, application for KYV-102, our proprietary whole blood, rapid manufacturing process, was accepted by the FDA.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have funded our operations primarily from sales of our redeemable convertible preferred stock, issuances of convertible notes, revenue from our collaboration agreement with Gilead Sciences, Inc., or Gilead, which terminated effective as of January 22, 2024; from the sale of shares of our common stock in our initial public offering in February 2024, or the IPO, through our ATM Facility (as defined below) and other underwritten public offerings; and cash received from our Loan Facility (as defined below) entered in October 2025. Our net losses were $38.3 million and $78.0 million for the three and six months ended June 30, 2026, respectively, compared with $42.1 million and $86.7 million net loss for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $502.9 million. Management has determined that our cash and cash equivalents and available-for-sale marketable securities of $199.4 million as of June 30, 2026, net proceeds from the sale of shares under the ATM Facility and the term loans available under the Loan Facility with Oxford Finance will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances and licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

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
•
operate as a public company.

We do not currently own or operate any manufacturing facilities. We rely on contract manufacturing organizations, or CMOs, to produce our product candidates in accordance with the FDA’s current Good Manufacturing Practices regulations for use in our clinical studies. The Elevate CCSA replaced the July 2023 development and manufacturing services agreement with Elevate under which Elevate provided us with cell manufacturing, release and testing services for our miv-cel product candidate. Under the master services agreement with Minaris Advanced Therapies, Inc., or MAT, MAT’s facility in Philadelphia, Pennsylvania, provides us with certain customized cell manufacturing, release and testing services for our miv-cel product candidate. Pursuant to our license and supply agreement with Oxford Biomedica (UK) Limited, or Oxford, Oxford provides us with lentiviral vector process development services.

We continue to advance our product-launch readiness activities. However, we have not yet established a fully operational commercial infrastructure. We expect to continue investing in our commercial capabilities as appropriate. Accordingly, if we obtain regulatory approval for any of our product candidates, we expect to incur additional expenses to expand our infrastructure to support product sales, marketing, market access, distribution and other commercial activities.

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

Our pipeline and programs

Our portfolio of product candidates for the treatment of autoimmune diseases is summarized in the figure below:

RMAT, Regenerative Medicine Advanced Therapy; ODD, Orphan Drug Designation; FTD, Fast Track Designation, IIT, investigator-

initiated trial; naSPMS, non-active secondary progressive multiple sclerosis;

Fast track designation does not assure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional US Food and Drug Administration procedures; *Phase 3 may not be required if Phase 2 is registrational.

†EU & US. ‡ Kyverna is also exploring miv-cel in progressive multiple sclerosis through IITs from Stanford University and the University of California, San Francisco.

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

Interest Expense

Interest expense consists primarily of amounts related to our Loan Facility and laboratory equipment finance leases. We expect that it will increase in the future as we will incur interest on the outstanding borrowings under the Loan Facility.

Other Expense, Net

Other expense, net primarily consists of settlement and revaluation of transactions and accounts payable in foreign currency.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$24,788	$35,816	$(11,028)	(31)%
General and administrative	14,768	8,594	6,174	72%
Total operating expenses	39,556	44,410	(4,854)	(11)%
Loss from operations	(39,556)	(44,410)	4,854	(11)%
Interest income	1,929	2,364	(435)	(18)%
Interest expense	(674)	(14)	(660)	4,714%
Other expense, net	(18)	(21)	3	(14)%
Total other income, net	1,237	2,329	(1,092)	(47)%
Net loss	$(38,319)	$(42,081)	$3,762	(9)%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Miv-cel	$11,386	$22,541	$(11,155)	(49)%
Other programs	24	986	(962)	(98)%
Personnel-related expenses	8,814	8,272	542	7%
Other research and development expenses	4,564	4,017	547	14%
Total research and development expenses	$24,788	$35,816	$(11,028)	(31)%

Research and development expenses decreased by $11.0 million, or 31%, from $35.8 million for the three months ended June 30, 2025, to $24.8 million for the three months ended June 30, 2026.

External research and development expenses related to our miv-cel program decreased by $11.2 million, or 49%, for the three months ended June 30, 2026 compared to 2025, mainly driven by a decrease in costs incurred for CMO activities of $10.2 million. We incurred higher CMO costs during the three months ended June 30, 2025 to support significant BLA readiness efforts and higher clinical supply costs. CRO costs decreased by $1.2 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, mainly due to lower costs incurred for our KYSA-8 trial, partially offset by higher costs for our KYSA-6 trial.

Other program expenses include research and development expenses, mainly for our KYV-201 and KYV-102 programs. Other program costs decreased year-over-year by $1.0 million, or 98%, in 2026, mainly due to a decrease in CMO and CRO costs.

Personnel-related expenses increased by $0.5 million, or 7%, from $8.3 million for the three months ended June 30, 2025 to $8.8 million for the three months ended June 30, 2026, primarily due to growth in the number of employees in our research and development organization.

Other research and development expenses primarily consist of unallocated research and development costs, professional services, facilities, depreciation and overhead costs. The increase of $0.5 million, or 14%, for the three months ended June 30, 2026, compared to the same period a year ago, is mainly due to a $0.6 million increase in professional services and higher allocated overhead expenses.

General and Administrative Expenses

General and administrative expenses increased by $6.2 million, or 72%, for the three months ended June 30, 2026, compared to the same period a year ago. The increase primarily relates to a $3.3 million increase in personnel-related expenses, including a $0.8 million increase in stock-based compensation expense and a $3.1 million increase in professional services. The increase in professional consulting costs is mainly due to an increase in information technology consulting as well as commercial and market access preparations.

Other Income, Net

Interest income decreased by $0.4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower effective interest yield on our marketable securities during the three months ended June 30, 2026 as compared to the same period a year ago.

Interest expense increased $0.7 million for the three months ended June 30, 2026, compared to the same period a year ago, due to the Loan Facility entered into in the fourth quarter of 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$54,861	$73,249	$(18,388)	(25)%
General and administrative	26,062	18,569	7,493	40%
Total operating expenses	80,923	91,818	(10,895)	(12)%
Loss from operations	(80,923)	(91,818)	10,895	(12)%
Interest income	4,256	5,189	(933)	(18)%
Interest expense	(1,341)	(38)	(1,303)	3,429%
Other expense, net	(39)	(49)	10	(20)%
Total other income, net	2,876	5,102	(2,226)	(44)%
Net loss	$(78,047)	$(86,716)	$8,669	(10)%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Miv-cel	$26,616	$44,661	$(18,045)	(40)%
Other programs	230	1,498	(1,268)	(85)%
Personnel-related expenses	18,534	16,791	1,743	10%
Other research and development expenses	9,481	10,299	(818)	(8)%
Total research and development expenses	$54,861	$73,249	$(18,388)	(25)%

Research and development expenses decreased by approximately $18.3 million, or 25%, to $54.9 million for the six months ended June 30, 2026, from $73.2 million for the six months ended June 30, 2025.

External research and development expenses related to our miv-cel program decreased by $18.0 million, or 40%, for the six months ended June 30, 2026, compared to the same period a year ago, mainly driven by a decrease in costs incurred for CMO activities of $18.5 million. We incurred higher CMO costs during the six months ended June 30, 2025 to support significant BLA readiness efforts, related to our SPS product candidate. CRO costs decreased by $1.7 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, mainly due to lower costs incurred for our KYSA-8 SPS trial, partially offset by higher costs for our KYSA-6 MG trials. The decrease in miv-cel CMO and CRO costs was partially offset by a benchmark royalty expense of $1.0 million, as we reached a milestone and it became payable in accordance with a patent license agreement during the six months ended June 30, 2026 and $1.0 million of higher professional consulting services costs.

Other program expenses include research and development expenses, mainly for our KYV-201 and KYV-102 programs. Other program costs decreased by $1.3 million, or 85%, for the six months ended June 30, 2026, compared to the same period a year ago due to a $1.1 million decrease in CMO and CRO costs. Costs related to the Ingenui-T rapid whole blood manufacturing process decreased to $0.2 million for the six months ended June 30, 2026, from $1.8 million for the same period a year ago.

Personnel-related expenses increased by $1.7 million, or 10%, to $18.5 million for the six months ended June 30, 2026 from $16.8 million for the same period a year ago primarily due to the growth in the number of employees in our research and development organization.

Other research and development expenses primarily consist of unallocated research and development costs, professional services, facilities, depreciation and overhead costs. The decrease of $0.8 million, or 8%, for the six months ended June 30, 2026, compared to the same period a year ago, is mainly due to lower rent, depreciation and amortization and unallocated CMO costs, partially offset by higher professional services costs and higher facilities and overhead costs. The six months ended June 30, 2025 included a $0.6 million impairment charge related to a capitalized software.

General and Administrative Expenses

General and administrative expenses increased by $7.4 million, or 40%, for the six months ended June 30, 2026, compared to the same period a year ago. The increase primarily relates to a $4.1 million increase in personnel-related costs, including a $1.7 million increase in stock-based compensation expense and a $3.8 million increase in professional services, partially offset by a $0.5 million decrease in facilities and overhead costs. The increase in professional consulting costs is mainly due to an increase in information technology consulting as well as commercial and market access preparations.

Other Income, Net

Interest income decreased by $0.9 million for the six months ended June 30, 2026, compared to the same period a year ago, primarily due to lower effective interest yield on our marketable securities in 2026.

Interest expense increased $1.3 million for the six months ended June 30, 2026, compared to the same period a year ago, due to the Loan Facility entered into in the fourth quarter of 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Through June 30, 2026, we have primarily funded our operations from sales of shares of our redeemable convertible preferred stock, issuances of convertible notes, an upfront payment under the Gilead Agreement, net proceeds from the IPO, net proceeds from the ATM Facility, net proceeds from the underwritten public offering of our common stock as well as the borrowing under our Loan Facility.

Shelf Registration Statement and the ATM Facility

On March 27, 2025, we filed a shelf registration statement on Form S-3, or the Prior Registration Statement, covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Prior Registration Statement was declared effective by the SEC on April 15, 2025. The Prior Registration Statement included a sales agreement prospectus, or the Prior ATM Prospectus, covering the offer and sale from time to time through or to Jefferies, LLC or Jefferies, as sales agent, of up to $50.0 million in aggregate offering price of shares of our common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025, or the ATM Agreement. In November 2025, we sold 2,477,100 shares under the Prior ATM Prospectus for net proceeds of $16.4 million after deducting the sales agent’s fees.

On March 26, 2026, we filed a new shelf registration statement on Form S-3, or the 2026 Registration Statement, covering the offer and sale from time to time of up to $300.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights, units and/or depositary shares. The 2026 Registration Statement was declared effective by the SEC on April 2, 2026, and the Prior Registration Statement, including the Prior ATM Prospectus, ceased to be available for further utilization at that time. The terms of any offering under the 2026 Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the 2026 Registration Statement filed with the SEC prior to the completion of any such offering. The 2026 Registration Statement included a sales agreement prospectus, or the 2026 ATM Prospectus, covering the offer and sale from time to time through or to Jefferies, as sales agent, of up to $100.0 million in aggregate offering price of shares of our common stock under the ATM Agreement, or the ATM Facility. In June 2026, we sold 426,038 shares under the 2026 ATM Prospectus for net proceeds of $3.6 million, after deducting the sales agent’s fees. As of June 30, 2026, $96.3 million remains allocated and available under the 2026 ATM Prospectus and $200.0 million remains available and allocated under the 2026 Registration Statement.

Loan and Security Agreement

On October 31, 2025, we entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford Finance, as collateral agent, or the Collateral Agent, and certain lenders from time to time party thereto, or the Lenders. The Loan and Security Agreement provides a term loan facility, or the Loan Facility, of up to an aggregate principal amount of $150.0 million in senior secured credit facilities.

On July 8, 2026, we, the Collateral Agent, and the Lenders entered into an amendment to the Loan and Security Agreement, or the Amendment, pursuant to which the parties agreed, among other things, to extend the availability of the remaining $15.0 million of Term A Loans through December 31, 2026, in exchange for us paying an upfront cash fee of $187,500. In addition, if we do not draw the full remaining $15.0 million of Term A Loans by December 31, 2026, we will pay the Lenders a non-utilization fee equal to 1.0% of the aggregate undrawn amount of the Term A Loans.

As of June 30, 2026, the term loan balance was $24.9 million, which reflects the $25.0 million borrowed under the Term A Loans net of unamortized debt discount and debt issuance costs of $0.1 million.

Refer to Note 8, "Term Loan" to the condensed financial statements included in this Quarterly Report on Form 10-Q for additional details regarding the Loan and Security Agreement, as amended by the Amendment.

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

As of June 30, 2026, we had $199.4 million in cash, cash equivalents and available-for-sale marketable securities.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure, further our research and development initiatives for our product candidates and incur costs associated with the potential commercialization of our product candidates, if approved. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2026, we had an accumulated deficit of $502.9 million. Based on the current cash forecast, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances, net proceeds from the sale of shares under the ATM Facility (see Note 9, “Common Stock”, to the condensed financial statements included in this Quarterly Report on

Form 10-Q) and the term loans available under the Loan Facility with Oxford Finance will be sufficient to fund our operating plan and capital expenditure requirements for at least one year from the filing date of this Quarterly Report on Form 10-Q. The forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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

Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials, product launch-readiness activities and other research and development expenditures.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(81,903)	$(76,864)
Net cash (used in) provided by investing activities	(14,071)	34,745
Net cash provided by (used in) financing activities	3,687	(1,063)
Net decrease in cash, cash equivalents and restricted cash	$(92,287)	$(43,182)

Operating Activities

Net cash used in operating activities was $81.9 million and $76.9 million for the six months ended June 30, 2026 and 2025, respectively.

Cash used in operating activities for the six months ended June 30, 2026, was primarily due to our net loss of $78.0 million, decreased by non-cash charges of $7.7 million but increased by $11.6 million for changes in our net operating assets and liabilities. The non-cash charges primarily consisted of a $6.7 million stock-based compensation expense, a $1.0 million non-cash lease expense and a $0.8 million depreciation and amortization expense, partially offset by $0.9 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease in accrued compensation of $4.5 million, a decrease in other current liabilities of $4.4 million, a decrease in accounts payable of $2.4 million, a decrease in operating lease liability of $1.2 million, and an increase in prepaid expense and other current assets of $0.5 million, partially offset by a decrease in other non-current assets of $1.5 million.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026, was $14.1 million, which consisted of $147.8 million of purchases of available-for-sale marketable securities, $0.3 million of purchases of property and equipment and $0.3 million of capitalization of internal-use software costs, partially offset by $134.3 million in proceeds from maturities of available-for-sale marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2025, was $34.7 million, which consisted of $210.8 million in proceeds from maturities of available-for-sale marketable securities, offset by $175.9 million of purchases of available-for-sale marketable securities and $0.2 million of capitalized internal-use-software costs.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, was $3.7 million, which consisted of $2.5 million in proceeds from issuance of common stock shares under the ATM Facility, net of the sales agent's fees and $1.9 million in proceeds from the exercise of stock options, partially offset by $0.4 million related to payment of tax withholding obligations for the net settlement of restricted stock units that vested during the six months ended June 30, 2026, $0.2 million related to finance lease obligations and $0.1 million of payments for offering costs related to the filing of the 2026 Registration Statement.

Net cash used in financing activities for the six months ended June 30, 2025, was $1.1 million, which consisted of $0.6 million related to finance lease obligations, $0.4 million related to deferred offering costs paid in connection with the filing of the Prior Registration Statement and less than $0.1 million related to shares withheld to satisfy tax withholding obligations in connection with restricted stock units that vested during the six months ended June 30, 2025.

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

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6, "License and Collaboration Agreements" to the condensed financial statements included in this Quarterly Report on Form 10-Q for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of June 30, 2026. As of June 30, 2026, and December 31, 2025, we recognized a sublicensing fee of $3.8 million in our condensed balance sheets payable to Kite Therapeutics, Inc. by December 31, 2026 as discussed in Note 6 to the condensed financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2026, we leased office and laboratory space in Emeryville, California under operating leases, or the Emeryville Lease. On February 27, 2026, we entered into a lease amendment to reduce total office and lab space and added new office space in the same building commencing on July 2, 2026. The term of the Emeryville Lease is through August 31, 2030.

We also have multiple leases for laboratory equipment with 36-month terms that are accounted for as finance leases. As of June 30, 2026, our non-cancellable lease obligations were $10.5 million and $0.1 million under operating and finance leases, respectively, of which $2.4 million and $0.1 million related to operating and finance leases, respectively, are due within the next 12 months.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2, “Summary of Significant Accounting Policies”, to the condensed financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2025 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. There have been no material changes to our significant accounting policies or critical accounting estimates during the six months ended June 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. In December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our Company, certain of our current and former officers and directors, and the underwriters of our IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss all of the claims in the Amended Complaint, with plaintiff filing an opposition on August 18, 2025. Defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. Following oral argument, on March 23, 2026, the court issued an order granting defendants’ motion to dismiss on all claims, with leave to amend the complaint. On April 20, 2026, plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants subsequently filed a motion to dismiss the entire second amended complaint on May 19, 2026. Plaintiff filed an opposition to the defendants’ motion to dismiss on June 17, 2026. Defendants filed a reply brief in support of the motion to dismiss on July 2, 2026. A hearing on the motion to dismiss is scheduled for September 3, 2026.

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

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements as of and for the quarter ended June 30, 2026. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described herein, as well as the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements”, before deciding whether to invest in our common stock. Our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, in Part I, Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026.

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
•
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or launch readiness and commercialization efforts.
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
•
The FDA has investigated a serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous chimeric antigen receptor (CAR) T cell immunotherapies, such as KYV-101, and implemented boxed warnings and class labeling changes for certain currently marketed CAR T cell immunotherapies. In addition, the FDA noted that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. In April 2024, the FDA issued a public safety statement announcing its initiation of the class labeling changes described above. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals, require us to include a boxed warning on any of our product candidates that receive regulatory approval or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.
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

We are a late-stage clinical biopharmaceutical company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including miv-cel. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through June 30, 2026. For the six months ended June 30, 2026 and 2025, we reported a net loss of $78.0 million and $86.7 million, respectively. As of June 30, 2026, we had an accumulated deficit of $502.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development, and seek regulatory approvals for our product candidates.

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

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We also may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

*We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or launch readiness and commercialization efforts.

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

In addition, if we obtain regulatory approval to market any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing and expanding and optimizing manufacturing and distribution channels. We expect our expenses to increase as we continue our rolling Biologic License Application, or BLA, submission and advance our SPS launch-readiness activities, including commercial site activation activities, payer engagement and healthcare professional education, as well as increasing manufacturing capacity to support a potential commercial launch of miv-cel. Other unanticipated costs may also arise.

Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations beyond our current expected operating cash runway.

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or commercialization efforts.

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

Even if our product candidates are successful in clinical trials, we will not be permitted to market or promote any of our product candidates until we receive regulatory approval from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and we may never receive sufficient regulatory approval that will allow us to successfully commercialize any product candidates. If we do not receive FDA or comparable foreign regulatory approval with the necessary conditions to allow commercialization, we will not be able to generate revenue from those product candidates in the United States or elsewhere in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates could adversely affect our business, financial condition, results of operations and prospects.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, has made and will make some activities more difficult, time consuming or costly, and has increased and will increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We have hired and plan to continue to hire additional accounting, financial reporting, internal controls and other finance personnel or consultants, which has increased and will increase our costs and expenses.

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

However, we may discover new weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify additional material weaknesses or deficiencies in internal controls in the future and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Covenants and other provisions in the Loan and Security Agreement with Oxford Finance may restrict our business and operations, and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Loan and Security Agreement.

Pursuant to the Loan and Security Agreement, dated October 31, 2025, as amended effective June 30, 2026, or the Loan and Security Agreement, we granted to Oxford Finance LLC, or Oxford Finance, a security interest in substantially all of our assets, including our intellectual property. If an event of default occurs under the Loan and Security Agreement, Oxford Finance may foreclose on its security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

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

Our business entails a significant risk of product liability and our inability to obtain sufficient insurance coverage could adversely affect our business, financial condition, results of operations and prospects.

As we conduct clinical trials of our current or future product candidates and as our product candidates are used in named patient activities, we are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of new treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in the FDA, the European Medicines

Agency, or the EMA, or other investigation of the safety and effectiveness of our future product candidates, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product candidates, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price. We believe we may face greater risks with respect to our product candidates than many other biotechnology candidates because our product candidates are being developed to address conditions for which many prior products and product technologies have been unsuccessful. In addition, the patient population that our product candidates is seeking to target is often heavily immunosuppressed and may be more likely to experience serious adverse events with potential treatments and have higher morbidity rates generally than other patient populations. We may need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business, financial condition, results of operations and prospects.

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

As of June 30, 2026, we had 149 full-time employees. As our development and commercialization plans and strategies develop, we expect to continue to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had federal NOL carryforwards of $245.1 million and state NOL carryforwards of $333.8 million. Under the Internal Revenue Code of 1986, as amended, or the Code, our U.S. federal net operating losses will not expire and may be carried forward indefinitely but the deductibility of federal net operating losses is limited to no more than 80% of current year taxable income (with certain adjustments). In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have performed a Section 382 study as of December 31, 2025, and expect approximately $2.0 million of federal net operating losses, $12.1 million of federal research and development credits and $1.9 million of California net operating losses to expire unused due to Section 382 limitations. Furthermore, there may be additional ownership changes in the future, including as a result of subsequent changes in our stock ownership, some of which may be outside of our control. As a result, if we undergo an ownership change, and our ability to use our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes is limited, it would harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

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

Our operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a wildfire, an earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock and, as described more fully below, we are currently named as a defendant in a securities class action complaint. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In addition, certain of our directors and officers are involved in ongoing securities or other lawsuits in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could seriously harm our business.

As noted above, in December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California against our company, certain of our current and former officers and directors, and the underwriters of our IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. Pursuant to a stipulated order setting a response schedule, on June 26, 2025, the defendants filed a motion to dismiss all of the claims in the Amended Complaint, with plaintiff filing an opposition on August 18, 2025. Defendants filed their reply brief in support of the motion to dismiss on September 26, 2025. Following oral argument, on March 23, 2026, the court issued an order granting defendants’ motion to dismiss on all claims, with leave to amend the complaint. On April 20, 2026, plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants subsequently filed a motion to dismiss the entire second amended complaint on May 19, 2026. Plaintiff filed an opposition to the defendants’ motion to dismiss on June 17, 2026. Defendants filed a reply brief in support of the motion to dismiss on July 2, 2026. A hearing on the motion to dismiss is scheduled for September 3, 2026.

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

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the quarter ended June 30, 2026. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

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

Additionally, we believe that, through our interactions with the FDA under our Regenerative Medicine Advanced Therapy, or RMAT, designation, our Phase 2 clinical trial in SPS, which is a pivotal trial, will be sufficient for use as a registration-enabling study, and in May 2026, we initiated a rolling BLA submission for SPS. However, the FDA or other regulatory agencies may conclude that the trial is not sufficient to be registration-enabling to support a BLA, or similar submission in other jurisdictions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

All of our product candidates are either in preclinical or clinical development and their risk of failure is high. Some of the product candidates and technologies we are developing are novel and unproven, which makes it difficult to accurately predict the challenges we may face with respect to our product candidates as they proceed through development. We believe we may face greater risks with respect to our product candidates than many other biotechnology candidates because our product candidates are being developed to address conditions for which many prior products and product technologies have been unsuccessful. In addition, the patient population that our product candidates is seeking to target is often heavily immunosuppressed and may be more likely to experience serious adverse events with potential treatments and have higher morbidity rates generally than other patient populations. It is also impossible to predict whether our clinical trials will continue and when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of such product candidates. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Commencing any future clinical trials is subject to finalizing the trial design and submitting an application to the FDA or a similar foreign regulatory authority.

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

*We may expend our limited resources on particular projects or initiatives or to pursue a particular product candidate in specific indications and fail to capitalize on projects, initiatives, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our development efforts on certain projects or initiatives or selected product candidates in certain selected indications. As a result, we may forgo or delay pursuit of other projects, initiatives or opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

*Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could cause us to suspend or discontinue clinical trials, cause us to abandon a product candidate, delay or preclude approval, prevent market acceptance, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, results of operations and financial condition.

Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our current product candidates, including our lead product candidates, and any future product candidates are safe, pure and potent, or safe and effective, for use in such product candidate’s target indication. Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. In addition, some of the product candidates and technologies we are developing are novel and unproven, which makes it impossible to predict whether our clinical trials will continue. The patient population that our product candidates is seeking to target is also often heavily immunosuppressed and may be more likely to experience serious adverse events with potential treatments and have higher morbidity rates generally than other patient populations. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to generate desired safety and efficacy data despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of our current product candidates or any of our future product candidates or ultimately their approval. We do not expect to be able to use the results from any investigator-initiated trials or named patient activities conducted with our product candidates in any regulatory submission for marketing approval.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policies that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. has imposed tariffs on a significant number of imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

We rely on third party CMOs to manufacture and supply cell therapy products for our research and development purposes and for our clinical trials. Under our July 2023 Development and Manufacturing Services Agreement, or the Prior Elevate Agreement, with ElevateBio BaseCamp, Inc., or Elevate, we engaged Elevate in November 2024 to provide us with cell manufacturing, release and testing services for our miv-cel product candidate. In July 2026, we entered into a Clinical and Commercial Supply Agreement, or the Elevate CCSA, which replaced the Prior Elevate Agreement. Under the Elevate CCSA, Elevate agreed to provide us with development and manufacturing services for the clinical and commercial supply of miv-cel.

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

Moreover, some of our patents may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

We may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, such activities by these licensors may not have been or may not be conducted in compliance with applicable laws and regulations or may not result in valid and enforceable patents and other intellectual property rights. Our licensors may not successfully prosecute the patent applications that are licensed to us in a manner consistent with the best interests of our business. We may need the cooperation of our licensors in order to enforce any licensed patents against third parties, and such cooperation may not be provided to us. In addition, we have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

We cannot prevent other companies from licensing some of the same intellectual property that we have licensed or from otherwise duplicating our business model and operations.

Since parties we have licenses with are developing therapies using similar technologies, they may make their methods and data available to third parties, who may want to enter into our line of business and compete against us. Although we currently exclusively license certain intellectual property for each of our product candidates, there can be no assurance we will not need to license other intellectual property on a non-exclusive basis in the future or that our exclusively licensed intellectual property could be used to prevent third parties from duplicating our business plan or from otherwise directly competing against us. Further, no assurance can be given that our existing exclusive rights are or will be sufficient to prevent others from competing with us and developing substantially similar products.

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

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, some of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. We do not always conduct independent reviews of pending patent applications of, and patents issued to, third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that may be infringed by the manufacture, use or sale of our technologies or product candidates or will prevent, limit or otherwise interfere with our ability to make, use or sell our technologies and product candidates.

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

Certain of our employees, consultants or advisors have in the past and may in the future be employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, and we may in the future be subject to claims that our former employees, consultants, or other third parties have an interest in our patents or other intellectual property as an inventor, co-inventor, or owner of trade secrets. Although it is our policy to require our employees and consultants who may be involved in the conception or development of intellectual property to execute agreements assigning that intellectual property to us, we may be unsuccessful in executing such an agreement with each party who conceives or develops intellectual property that we regard as our own or such party may breach the assignment agreement, or we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Patent terms may be inadequate to protect our competitive position with respect to products or product candidates for an adequate amount of time. If we do not obtain patent term extension for our product candidates, our business may be materially harmed.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our product candidates, one or more of our or our licensors’ issued U.S. patents or issued U.S. patents that we may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under a Supplemental Protection Certificate. However, we may not be granted any extensions for which we apply because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which significantly impacts European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary effect, or a Unitary Patent. Each Unitary Patent is subject to the jurisdiction of the Unified Patent Court, or UPC. As the UPC is a relatively new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. Although we have environmental liability insurance for our California facility as required by the related lease agreement, we do not currently carry specific biological waste or hazardous waste insurance coverage, and our workers' compensation, property and casualty and general liability insurance policies do not include coverage for criminal damages and fines arising from biological or hazardous waste exposure or contamination.

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

On November 28, 2023, the FDA issued a statement that it was investigating a serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous chimeric antigen receptor, or CAR, T cell immunotherapies . While the FDA noted that it believed that the overall benefits of these products continue to outweigh their potential risks for their approved uses, the FDA stated that it was investigating the identified risk of T-cell malignancy with serious outcomes, including hospitalization and death, and was evaluating the need for regulatory action. In January 2024, the FDA notified the manufacturers of the six FDA-approved BCMA-directed and CD19-directed CAR genetically modified autologous T-cell therapies that their products’ safety information must be updated to include a boxed warning that T-cell malignancies have occurred following treatment with BCMA-directed and CD19-directed genetically modified autologous T-cell immunotherapies. In April 2024, the FDA issued a public safety statement announcing its initiation of the class labeling changes and noting that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. Because all currently approved CAR T-cell immunotherapies are in oncology indications, there can be no assurance that the FDA will reach the same risk-benefit analysis in other indications, such as autoimmune diseases. Given that the autoimmune diseases we are seeking to treat are different indications from the approved oncology indications, the FDA and other regulatory authorities may apply a different benefit-risk assessment threshold such that even if our product candidate demonstrated a similar safety profile as current CAR T-cell therapies, the FDA could ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals, require us to include a boxed warning on any of our product candidates that receive regulatory approval or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.

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

The current U.S. administration has indicated that it is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, CMS and related agencies. These actions, frequently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and to standardize prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. In addition, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Our current and future arrangements with healthcare providers, third-party payors and customers can expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research and, if approved, sell, market and distribute our products. In particular, the research of our product candidates, as well as the promotion, sales, marketing and business arrangements of our product candidates, is subject to extensive laws designed to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment of or restriction on our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future marketed products could adversely affect our business, results of operations and financial condition.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval pathway, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified time period after the date accelerated approval is granted. The FDA has issued draft guidance that proposes criteria it will use to determine if a trial is underway, including whether enrollment in the trial has been initiated. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, FDORA gives the FDA increased authority to withdraw accelerated approval on an expedited basis if, for example, the sponsor fails to conduct such studies in a timely manner, such studies fail to confirm the drug’s clinical benefit or the sponsor fails to send the necessary updates to the FDA. The FDA is empowered to take action against companies that fail to conduct any post-approval confirmatory study with due diligence or submit timely reports to the agency on their progress. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA seeking accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process. We received orphan drug designation from the FDA for miv-cel for the treatment of MG in April 2024, for the treatment of SPS in August 2024, and for the treatment of systemic sclerosis in September 2024, but we may not be granted orphan drug designations for our product candidates in other indications in the U.S. or in other jurisdictions.

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

In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and became applicable as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at European Union level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical)

aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

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

Disruptions at the FDA, the SEC and other government agencies, including government shutdowns, funding changes, or other disruptions to these agencies’ operations, could negatively impact our business, operations, regulatory interactions and access to capital.

Significant disruptions to the operations of government agencies, including from prolonged or repeated shutdown of the federal government, could adversely affect our business, financial condition and results of operations. For example, on October 1, 2025, the U.S. government shut down for 43 days, during which time certain regulatory agencies, such as the FDA and the SEC, furloughed certain employees and stopped critical activities. On October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which we rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our internal information technology systems and those of our CROs, CMOs, clinical sites and other contractors and consultants upon which we rely are vulnerable to cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware (including as a result of advanced persistent threat intrusions), and other attacks by computer hackers, cracking, application security attacks, social engineering (including through phishing attacks), supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

We and our partners and vendors may be subject to federal, state, and foreign privacy and data protection laws and regulations that impose broad compliance obligations on the collection, possession, use, storage, access, disclosure, transfer, deletion and protection of personal data. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal data, could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal and civil penalties if we violate HIPAA. HIPAA mandates the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office for Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal data it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Additionally, the FTC’s Health Breach Notification Rule applies to health applications and other similar technologies and has expanded breach notification requirements, which may add additional complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported four business days after determining that an incident is material.

The U.S. Department of Justice issued a final rule entitled, “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202, or the Bulk Transfer Rule. The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or the CCPA, as revised and amended by the California Privacy Rights Act, created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The CCPA is enforced by the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations resulting in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required.

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

Foreign data protection laws, including the European Union’s General Data Protection Regulation, or the EEA GDPR, and the UK equivalent of the same, or UK GDPR, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR in the EEA and the UK GDPR in the United Kingdom, together the GDPR, impose stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA, or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting and access to certain data under frameworks such as the European Health Data Space Regulation. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Such requirements may be subject to change in the near future as the European Commission announced proposed amendments to the GDPR in November 2025. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. It remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation.

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

Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in the UK generally restrict the transfer of personal information to countries outside the EEA and the UK, such as the United States. Such safeguards include the use of standard contractual clauses approved by the European Commission and the UK Data Protection Authority as well as the EU-U.S. Data Privacy Framework. If we are unable to implement a valid solution to transfer personal data from the EEA to the United States or other countries that have not been deemed to provide an essentially equivalent level of data protection, we may face increased exposure to regulatory action, substantial fines, or injunction orders to stop processing personal data from EEA or UK residents. Any inability to import personal data to the United States may also restrict our clinical trials activities in the EU, limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to EU data privacy and security laws, and require us to increase our data processing capabilities in the EU and the UK at a significant expense. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The types of challenges we face in the EEA and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

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

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, CROs, partners or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays and challenges that are outside of our control. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from participants treated with products from these different facilities in our product registrations. Further, our third-party clinical manufacturers may not be able to manufacture our product candidates or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards, and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies is conducted in accordance with good laboratory practices, or GLPs, and clinical trials are conducted in accordance with GCPs. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and well-being of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once an NDA or BLA is submitted to the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CROs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCP or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, our clinical trials may need to be repeated, extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, and we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional cost and time and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. In addition, if an agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminated entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely.

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

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely, and expect to continue to rely, on third-party contract developers and manufacturers to manufacture drug substances, drug products, raw materials, samples, components, and other materials for our product candidates. For example, under the MAT Agreement, MAT provides us with certain customized cell manufacturing, release and testing services for our miv-cel product candidate; under the Elevate CCSA, Elevate provides us with development and manufacturing services for the clinical and commercial supply of miv-cel; and pursuant to the Oxford Agreement, we engaged Oxford to undertake lentiviral vector process development services, with the intention for Oxford to ultimately manufacture and supply to us lentiviral vectors for research and development purposes and for use in connection with our clinical trials.

Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted or terminated, or will be of satisfactory quality or be available at acceptable prices. In addition, any replacement of our manufacturer could require significant effort and time because there may be a limited number of qualified replacements.

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

Currently, some of our suppliers are located outside of the United States. As a result, we are subject to risks associated with doing business abroad, including:

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

We have experienced volatility in our stock price. For example, from January 1, 2025 to December 31, 2025, our closing stock price ranged from $1.83 to $10.82 per share, and from January 1, 2026 to June 30, 2026, our closing stock price ranged from $7.26 to $11.25 per share. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. See the risk factor under the heading “We or our directors or officers may be subject to securities litigation, which is expensive and could divert management attention” above for a discussion of a securities class action complaint in which we are currently named as a defendant.

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

We have never declared or paid dividends on our capital stock. Under the Loan and Security Agreement, we are prohibited from paying any dividends without the prior written consent of Oxford Finance. We currently intend to retain all of our future earnings, if any, to finance the growth and development, operation and expansion of our business and we do not anticipate declaring or paying any dividends in the foreseeable future. As a result, capital appreciation of our common stock, which may never occur, will be your sole source of gain on your investment for the foreseeable future.

*The future issuance of equity or of debt securities that are convertible into equity would dilute our stockholders' ownership.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. As of June 30, 2026, we had 4,535,168 shares of common stock available for future issuance under our 2024 Plan. Additionally, the number of shares of our common stock reserved for issuance under the 2024 Plan will automatically increase on January 1st of each year, continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In accordance with the foregoing, on January 1, 2026, an aggregate of 3,019,494 shares of our common stock were added to the reserve of shares available for future issuance under the 2024 Plan. Additionally, pursuant to our Amended and Restated 2024 Inducement Equity Incentive Plan, or our Inducement Plan, our management is authorized to grant equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees provided that certain criteria are met. As of June 30, 2026, we had 10,741 shares of common stock available for future issuance under our Inducement Plan. Unless our board of directors or a committee thereof elects not to increase the number of shares available for future grant each year under the 2024 Plan or Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On March 26, 2026, we filed a shelf Registration Statement on Form S-3 (File No. 333-294645), or the 2026 Shelf Registration Statement, that became effective on April 2, 2026 and allows us to undertake various equity and debt offerings for an aggregate amount of up to $300.0 million. In addition, on March 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies, LLC, or the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $100.0 million in shares of our common stock pursuant to the 2026 Shelf Registration Statement, or the ATM Prospectus. As of August 3, 2026, $96.3 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the 2026 Shelf Registration Statement.

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

As of August 3, 2026, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 40.1% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Kyverna Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2024).

3.2	Amended and Restated Bylaws of Kyverna Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276523) filed with the SEC on January 16, 2024).
10.1*#	Employment Offer Letter, dated April 13, 2026, between Kyverna Therapeutics, Inc. and Nadia Dac.
10.2#

Employment Offer Letter, dated May 8, 2026, between Kyverna Therapeutics, Inc. and Gregory Martini (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2026).

10.3#

Letter Agreement, dated May 14, 2026, between Kyverna Therapeutics, Inc. and Marc Grasso (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2026).

10.4*†

First Amendment to Loan and Security Agreement, entered into as of July 8, 2026 and made effective as of June 30, 2026, by and among Kyverna Therapeutics, Inc., Oxford Finance LLC, as collateral agent, and the lenders named therein or otherwise a party thereto from time to time.

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

KYVERNA THERAPEUTICS, INC.

Date: August 11, 2026	By:	/s/ Warner Biddle
Warner Biddle
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Gregory Martini
Gregory Martini
Chief Financial Officer (Principal Financial and Accounting Officer)