Form 10-Q
period 2026-09-30
Kyverna Therapeutics, Inc.
filed 2026-11-12
CIK 1994702

R

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 63,221,970 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Kyverna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$31,818	$124,093
Available-for-sale marketable securities	138,754	155,160
Prepaid expenses and other current assets	5,686	3,700
Total current assets	176,258	282,953
Restricted cash	551	551
Property and equipment, net	1,360	1,546
Operating lease right-of-use assets	7,492	3,568
Finance lease right-of-use assets	51	305
Other non-current assets	3,725	4,903
Total assets	$189,437	$293,826
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,402	$5,306
Accrued compensation	7,414	9,990
Accrued license expense – related party	3,750	3,750
Other accrued expenses and current liabilities	9,265	13,472
Operating lease liabilities, short-term portion	1,272	3,662
Finance lease liabilities	33	307
Total current liabilities	25,136	36,487
Operating lease liabilities, net of short-term portion	6,189	320
Term loan	24,958	24,743
Total liabilities	56,283	61,550
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025.	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized; 62,537,376 and 60,389,893 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	1	1
Additional paid-in capital	678,119	657,005
Accumulated other comprehensive (loss) income	(151)	97
Accumulated deficit	(544,815)	(424,827)
Total stockholders’ equity	133,154	232,276
Total liabilities and stockholders’ equity	$189,437	$293,826

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$27,023	$30,457	$81,884	$103,706
General and administrative	15,876	8,270	41,938	26,839
Total operating expenses	42,899	38,727	123,822	130,545
Loss from operations	(42,899)	(38,727)	(123,822)	(130,545)
Interest income	1,680	2,000	5,936	7,189
Interest expense	(728)	(7)	(2,069)	(45)
Other income (expense), net	6	(53)	(33)	(102)
Total other income, net	958	1,940	3,834	7,042
Net loss	(41,941)	(36,787)	(119,988)	(123,503)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale marketable securities, net	(9)	49	(248)	(76)
Total other comprehensive (loss) income	(9)	49	(248)	(76)
Net loss and other comprehensive loss	$(41,950)	$(36,738)	$(120,236)	$(123,579)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.85)	$(1.96)	$(2.85)
Weighted-average shares of common stock outstanding, basic and diluted	61,960,238	43,415,367	61,102,693	43,284,111

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2025	60,389,893	$1	$657,005	$(424,827)	$97	$232,276
Common shares issued upon exercise of options	90,735	—	243	—	—	243
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	51,872	—	(189)	—	—	(189)
Stock-based compensation expense	—	—	3,171	—	—	3,171
Net loss	—	—	—	(39,728)	—	(39,728)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(193)	(193)
Balance as of March 31, 2026	60,532,500	$1	$660,230	$(464,555)	$(96)	$195,580
Issuance of common stock under ATM Facility, net of sales agent's fees and issuance costs of $332	426,038	—	3,362	—	—	3,362
Common shares issued upon exercise of options	429,616	—	1,653	—	—	1,653
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	182,093	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	3,507	—	—	3,507
Net loss	—	—	—	(38,319)	—	(38,319)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(46)	(46)
Balance as of June 30, 2026	61,570,247	$1	$668,564	$(502,874)	$(142)	$165,549
Issuance of common stock under ATM Facility, net of sales agent's fees and issuance costs of $242	733,132	—	5,330	—	—	5,330
Common shares issued upon exercise of options	202,273	—	657	—	—	657
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	31,724	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	3,619	—	—	3,619
Net loss	—	—	—	(41,941)	—	(41,941)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(9)	(9)
Balance as of September 30, 2026	62,537,376	$1	$678,119	$(544,815)	$(151)	$133,154

Balance as of December 31, 2024	43,214,918	$—	$530,002	$(263,520)	$105	$266,587
Common shares issued upon exercise of options	3,955	—	3	—	—	3
Stock-based compensation expense	—	—	2,161	—	—	2,161
Net loss	—	—	—	(44,635)	—	(44,635)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(106)	(106)
Balance as of March 31, 2025	43,218,873	$—	$532,166	$(308,155)	$(1)	$224,010
Stock-based compensation expense	—	—	2,518	—	—	2,518
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	26,057	—	(51)	—	—	(51)
Net loss	—	—	—	(42,081)	—	(42,081)
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	(19)	(19)
Balance as of June 30, 2025	43,244,930	$—	$534,633	$(350,236)	$(20)	$184,377
Common shares issued upon exercise of options	523,984	—	1,651	—	—	1,651
Stock-based compensation expense	—	—	2,699	—	—	2,699
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for taxes	25,173	—	(43)	—	—	(43)
Net loss	—	—	—	(36,787)	—	(36,787)
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	49	49
Balance as of September 30, 2025	43,794,087	$—	$538,940	$(387,023)	$29	$151,946

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(119,988)	$(123,503)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	10,297	7,378
Accretion of discounts on available-for-sale marketable securities	(1,111)	(5,520)
Non-cash interest expense	306	—
Depreciation and amortization expense	1,059	1,431
Asset impairment	510	648
(Gain) loss on sale of property and equipment	(47)	40
Non-cash lease expense	1,319	2,151
Changes in assets and liabilities:
Prepaid expense and other current assets	(191)	835
Other non-current assets	1,027	(1,463)
Accounts payable	(1,904)	(1,608)
Accrued compensation	(2,576)	2,077
Other accrued expenses and current liabilities	(4,207)	(156)
Operating lease liability	(1,764)	(2,495)
Net cash used in operating activities	(117,270)	(120,185)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(193,975)	(248,672)
Proceeds from maturities of available-for-sale marketable securities	209,500	306,500
Internal-use software development costs	(606)	(590)
Proceeds from sale of property and equipment	—	70
Purchases of property and equipment	(467)	(6)
Net cash provided by investing activities	14,452	57,302

Cash flows from financing activities
Proceeds from issuance of common stock under ATM Facility, net of sales agent's fees	8,988	—
Proceeds from exercise of common stock options	2,553	1,654
Principal paid on finance lease liabilities	(274)	(723)
Payments for offering costs	(296)	(412)
Taxes paid related to net share settlement upon vesting of restricted stock units	(428)	(94)
Net cash provided by financing activities	10,543	425
Net decrease in cash, cash equivalents and restricted cash	(92,275)	(62,458)
Cash, cash equivalents and restricted cash, at beginning of period	124,644	97,173
Cash, cash equivalents and restricted cash, at end of period	$32,369	$34,715

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	31,818	34,164
Restricted cash	551	551
Cash, cash equivalents and restricted cash at end of period	$32,369	$34,715
Supplemental disclosure for non-cash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$5,243	$—
Unpaid offering costs included in other current liabilities	$—	$57
Supplemental disclosure of cash flow information
Cash paid for interest	$1,718	$45

The accompanying notes are an integral part of these condensed financial statements.

Kyverna Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Description of Business, Organization and Liquidity

Kyverna Therapeutics, Inc. (“Kyverna” or “the Company”) is a late-stage clinical immunology company pioneering transformative therapies with curative potential for people living with neurologic autoimmune diseases. The lead product candidate, mivocabtagene autoleucel, or miv-cel, and also known as KYV-101, is advancing through late-stage clinical development. The Company is currently focused on advancing its neuroimmunology CAR T franchise, which includes evaluating miv-cel in stiff person syndrome, or SPS, and generalized myasthenia gravis, or gMG. The Company was incorporated on June 14, 2018, was initially named BAIT Therapeutics, Inc., changed its name to Kyverna Therapeutics, Inc. on October 1, 2019, and is headquartered in Emeryville, California.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As of September 30, 2026, the Company had an accumulated deficit of $544.8 million. The Company had net losses of $120.0 million and $123.5 million for the nine months ended September 30, 2026 and 2025, respectively. The Company had cash used in operations of $117.3 million and $120.2 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company has historically financed its operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from its collaboration agreement and sales of shares of its common stock and debt financing. On October 31, 2025, the Company entered into a Loan and Security Agreement with Oxford Finance (as defined in Note 8). The Loan and Security Agreement provides a term loan facility (the “Loan Facility”) up to an aggregate principal amount of $150.0 million. On November 3, 2025, the Company borrowed $25.0 million from funds available from the first tranche of the term loan. On July 8, 2026, the Company, the Collateral Agent, and the Lenders entered into an amendment to the Loan and Security Agreement (see Note 8 for additional details). The Loan Facility matures on October 1, 2030.

As of September 30, 2026, the Company had cash and cash equivalents and available-for-sale marketable securities of $170.6 million. The Company expects to continue to incur operating losses and negative cash flows from operations to support the development of its product candidates, to expand its product portfolio and to continue its research and development activities and product launch readiness activities. The Company’s activities are subject to significant risks and uncertainties, including the completion of requisite clinical activities to support regulatory approvals, market acceptance of the Company’s product candidates, if approved, as well as the timing and extent of spending on research and development. There can be no assurance that the Company will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, the Company will need to continue to raise additional capital. The Company may seek to raise capital through equity financings, debt financings, license, and/or collaboration agreements, or other sources of financing. There is no assurance, however, that any additional financing or any revenue-generating license or collaboration will be available when needed or that the Company will be able to obtain financing or enter into a license or collaboration on terms acceptable to the Company, or at all. The condensed financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

Based on its current operating plan, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances, and the term loans available under the Loan Facility with Oxford Finance will be sufficient to fund its operating plan and capital expenditure requirements for at least the next 12 months from the issuance of these condensed financial statements.

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

The Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of September 30, 2026, was as follows (in thousands):

	Fair Value Measurements
As of September 30, 2026	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$27,540	$27,540	$—	$—
Available-for-sale marketable securities
U.S. Treasury bills and government bonds	125,389	—	125,389	—
Corporate debt obligations	13,365	—	13,365	—
Total fair value of assets	$166,294	$27,540	$138,754	$—

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

4. Available-for-Sale Marketable Securities

As of September 30, 2026, the Company’s available-for-sale marketable securities consisted of debt securities issued by the U.S. Treasury and corporate debt obligations with contractual maturities on various dates within the next 12 months.

The following table summarizes the amortized cost, unrealized gains and losses and fair value of the Company’s available-for-sale marketable securities as of September 30, 2026 (in thousands):

	Total	Total	Total	Total
	Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2026	Cost	Gains	Losses	Fair Value
Money market funds (included in cash and cash equivalents)	$27,540	$—	$—	$27,540
U.S. Treasury bills and government bonds	125,526	—	(137)	125,389
Corporate debt obligations	13,379	—	(14)	13,365
Total available-for-sale marketable securities	$166,445	$—	$(151)	$166,294

As of September 30, 2026, $27.5 million was included in cash equivalents and $138.8 million was included in available-for-sale marketable securities.

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

As of September 30, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the Company’s marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted by such conditions. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses on its investments.

As of September 30, 2026 and December 31, 2025, accrued interest receivable was $0.9 million and $0.6 million, respectively. The Company’s accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which the Company determines the accrued interest will not be collected. During the three and nine months ended September 30, 2026 and 2025, the Company did not write off any accrued interest receivables.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$2,290	$3,064
Furniture and fixtures	1,132	1,132
Leasehold improvements	1,144	936
Computer equipment and software	159	164
Construction in progress	64	—
Property and equipment, gross	4,789	5,296
Less accumulated depreciation	(3,429)	(3,750)
Property and equipment, net	$1,360	$1,546

Depreciation and amortization expense related to property and equipment, net was $0.1 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company recognized a $0.5 million asset impairment charge related to intangible assets, net as general and administrative expense in the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2026. The Company recognized a $0.6 million asset impairment charge as research and development expense in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2025.

Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development expenses - Contract Research Organizations	$4,853	$6,393
Accrued research and development expenses - Contract Manufacturing Organizations	854	4,908
Other accrued expenses	3,558	2,171
Total other accrued expenses and current liabilities	$9,265	$13,472

6. License and Collaboration Agreements

Patent License Agreements with the National Institutes of Health

In May 2021, the Company entered into two patent license agreements with the National Institutes of Health (the “NIH”), pursuant to which the Company obtained exclusive, worldwide licenses under certain patents to use an anti-CD19 CAR in the Company’s autologous and allogeneic CAR T-cell product candidates for the treatment of patients with autoimmune disease. The Company paid $3.3 million for acquired licenses.

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

The Company recognized $1.2 million and $0.2 million as research and development expense related to minimum annual and benchmark royalties and other payments to NIH for the nine months ended September 30, 2026 and 2025, respectively. The Company did not recognize any royalties for either of the three months ended September 30, 2026 or 2025. No royalties were probable or payable as of September 30, 2026 and December 31, 2025.

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

No milestone payments were probable or payable as of September 30, 2026 and December 31, 2025.

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

In October 2025, the Company, Gilead and Kite agreed to settle the outstanding balance as follows: (1) a payment of $2.5 million by the Company to Kite in cash within 30 days; and (2) the remaining balance of $3.8 million to settle no later than December 31, 2026, through an issuance of the Company's common stock to Kite at market price, a cash payment, or any combination of both cash payment and common stock issuance, at the discretion of the Company. The parties also agreed to terminate the Kite Agreement and released one another from any further obligations. The Company paid $2.5 million to Kite in November 2025 and the remaining balance of $3.8 million is presented as current accrued license expense – related party in the condensed balance sheets as of September 30, 2026 and December 31, 2025.

7. Commitments and Contingent Liabilities

Leases

The Company assesses contracts at inception to determine whether a lease exists, including an embedded lease. As of September 30, 2026, the Company leased office and laboratory space in Emeryville, California under operating leases (the “Emeryville Lease”). On February 27, 2026, the Company entered into a lease amendment to reduce total office and lab space and add new office space in the same building, which commenced on July 2, 2026. The term of the Emeryville Lease is through August 31, 2030. Base rent payments under the lease amendment are approximately $0.2 million per month. In addition to the base rent, which includes escalating payments over the lease term, the Company pays variable costs related to operating expenses and taxes, which are recognized as incurred.

The Company also has multiple leases for laboratory equipment with terms of 36 months that are accounted for as finance leases. Some of the Company’s office and lab space were leased under short-term lease agreements during the nine months ended September 30, 2026 and 2025.

Components of the lease expense for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating lease cost	$619	$850	$2,002	$2,550
Finance lease cost:
Amortization of right-of-use assets	61	154	254	628
Interest on lease liabilities	2	8	12	40
Variable lease cost	123	318	873	982
Total lease expense	$805	$1,330	$3,141	$4,200

Total undiscounted lease obligations under the Company’s operating and finance leases were $9.9 million and de minimis, respectively, as of September 30, 2026.

License Agreements

From time to time, the Company enters into license agreements as part of its research and development activities. Such agreements may include upfront payments, development, regulatory and commercial milestone payments, as well as royalties on sales of products developed under these agreements. The Company recognizes liabilities related to these agreements based on its assessment of the applicable terms of each agreement and the relevant accounting guidance. See Note 6 for discussions of certain license agreements.

Contractual Obligations and Commitments

The Company enters into contracts in the normal course of business with clinical research organizations (“CROs”) for clinical trials, with contract manufacturing organizations (“CMOs”) for clinical and commercial manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice. The Company did not expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of September 30, 2026.

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

On December 9, 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California (the “Court”) against the Company, certain of its current and former officers and directors, and the underwriters of the IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025 (the “Amended Complaint”). The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with the IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. On March 23, 2026, the Court issued an order granting defendants’ motion to dismiss on all claims, with leave to amend the complaint. On April 20, 2026, plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants subsequently filed a motion to dismiss the entire second amended complaint. On October 20, 2026, the Court entered an order granting, in part, and denying, in part, defendants’ motion to dismiss. The Court dismissed plaintiff’s Section 12 claim with prejudice and without leave to amend. The Court, however, denied the motion with respect to plaintiff’s Section 11 and Section 15 claims.

In addition, on May 14, 2025, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California against certain of the Company's current and former officers and directors which was captioned Perez v. Seidenberg, et al., Case No. 3:25-cv-04163-PCP (the “Perez Action”). On May 22, 2025, another stockholder derivative complaint was filed alleging the same claims against the same individual defendants captioned McDaniel v. Seidenberg, et al., Case No. 3:25-cv-04393-PCP (the “McDaniel Action”, and together with the Perez Action, the “Derivative Actions”). The complaints filed in the Derivative Actions allege claims related to the allegations raised in the

Amended Complaint. On June 2, 2025, the Court entered a stipulation and order to stay the Perez Action pending the disposition of a motion to dismiss the Amended Complaint in the related securities class action. On June 25, 2025, the Court entered a stipulation and order to consolidate the Derivative Actions as In re Kyverna Therapeutics Derivative Litigation, Case No. 5:25-cv-04163-PCP. Finally, on July 22, 2025, the Court entered a stipulation and order staying the consolidated derivative action pending the disposition of the motion to dismiss the Amended Complaint in the related securities class action. With the resolution of the motion to dismiss in the securities class action, the parties will meet and confer about a consolidated response to the complaints.

The Company believes it has good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that it will be successful in these efforts. The Company is unable to reasonably estimate at this time whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in the accompanying condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2026. The Company did not have any accruals for the matters described above on its condensed balance sheets as of September 30, 2026 and December 31, 2025.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible.

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

Outstanding borrowings under the Loan Facility bear interest at a floating rate equal to the greater of (i) one-month CME Term Secured Overnight Financing Rate (“SOFR”) administered by CME Group Benchmark Administrator or (ii) 3.75%, plus a margin of 5.00%, subject to a minimum interest rate floor of 8.75%. Interest is computed on the basis of a 360-day year and is payable monthly. The Company is required to make monthly interest-only payments through the applicable amortization date. Thereafter, principal is repaid in equal monthly installments over either 24 months or 12 months, depending on whether specified revenue milestones are achieved. If such milestones are not achieved, principal amortization will begin on November 1, 2028 and will be payable in equal monthly installments over a 24-month period. If the milestones are achieved, principal amortization will begin on November 1, 2029 and will be payable in equal monthly installments over a 12-month period. All outstanding principal and accrued interest are due and payable at maturity on October 1, 2030.

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

The Loan and Security Agreement includes customary events of default, including payment defaults, covenant violations, insolvency events, material adverse changes, delisting from Nasdaq, and certain judgments. Upon the occurrence of an event of default, the Lenders may, among other remedies, declare all outstanding obligations immediately due and payable and exercise remedies against the collateral. The Company was in compliance with applicable covenants as of September 30, 2026.

As of September 30, 2026, the term loan balance was $25.0 million, which reflects the $25.0 million borrowed under the Term A Loans net of de minimis unamortized debt discount and debt issuance costs. The Company recognized $0.7 million and $2.1 million of interest expense for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the Company had $0.2 million accrued interest, which is included in other accrued expenses and current liabilities on the condensed balance sheets. The Company also recognized $0.1 million for the nine months ended September 30, 2026, related to debt issuance costs allocated to undrawn term loans, which were fully amortized to interest expense during the second quarter of 2026. At September 30, 2026, the effective interest rate was 10.8%.

9. Common Stock

As of September 30, 2026 and December 31, 2025, common stock shares reserved for future issuance were as follows:

	September 30,	December 31,
	2026	2025
Outstanding stock option awards	9,939,059	9,330,722
Unvested restricted stock units awards and performance restricted stock units awards	2,069,871	1,282,404
Shares available for future grants under the 2024 Equity Incentive Plan and 2024 Inducement Equity Incentive Plan	4,580,116	2,944,739
Shares available for future grants under the 2024 Employee Stock Purchase Plan	1,266,000	844,000
Total shares reserved for future issuance	17,855,046	14,401,865

Shelf Registration Statement and the ATM Facility

On March 27, 2025, the Company filed a shelf registration statement on Form S-3 (the “Prior Registration Statement”), covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of its common stock, shares of its preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Prior Registration Statement was declared effective by the SEC on April 15, 2025. The Prior Registration Statement included a sales agreement prospectus (the “Prior ATM Prospectus”), covering the offer and sale from time to time through or to Jefferies LLC (“Jefferies”), as sales agent, of up to $50.0 million in aggregate offering price of shares of the Company’s common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025 (the “ATM Agreement”). In November 2025, the Company sold 2,477,100 shares of its common stock under the Prior ATM Prospectus for net proceeds of $16.4 million after deducting the sales agent’s fees.

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

The 2026 Registration Statement includes a sales agreement prospectus covering the offer and sale from time to time through or to Jefferies, as sales agent, of up to $100.0 million in aggregate offering price of shares of the Company’s common stock under the ATM Agreement (the “ATM Facility”). During the nine months ended September 30, 2026, the Company sold 1,159,170 shares of its common stock under the ATM Facility for net proceeds of $8.7 million after deducting the sales agent's fees and issuance costs of $0.6 million.

As of September 30, 2026, $200.0 million remains available and unallocated under the 2026 Registration Statement and $90.7 million remains available and allocated for sale under the ATM Facility.

December 2025 Offering

On December 17, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 13,333,333 shares of the Company’s common stock at $7.50 per share under the Prior Registration Statement. The offering closed on December 18, 2025. Pursuant to the Underwriting Agreement, the Underwriters were granted a 30-day option to purchase up to 1,999,999 additional shares (the “Option Shares”) of common stock, which was partially exercised and the underwriters purchased 704,499 shares of common stock on December 24, 2025. Total proceeds of the transaction, including the Option Shares were approximately $98.7 million, net of underwriting discounts and issuance costs. The Prior Registration Statement was superseded by the 2026 Registration Statement once the 2026 Registration Statement was declared effective on April 2, 2026.

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

As of September 30, 2026, incentive stock options, nonstatutory stock options, restricted stock units and performance restricted stock units had been granted under the 2024 Plan. As of September 30, 2026, 4,241,250 shares of the Company’s common stock remained available for future grant under the 2024 Plan.

In January 2024, the Company’s board of directors and stockholders adopted the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on February 6, 2024. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 1,266,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year, from January 1, 2027 through January 1, 2034, in an amount equal to the lesser of (i) 1.00% of the shares of common stock outstanding on December 31st of the immediately preceding calendar year, and (ii) 422,000 shares of common stock. The ESPP allows an eligible employee to purchase shares of our common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of each applicable offering period. As of September 30, 2026, 1,266,000 shares of the Company's common stock remained available for future issuance under the ESPP.

In September 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (as amended and restated in January 2026, the “Inducement Plan”). On January 29, 2026, the Company's compensation committee of the board of directors approved an increase of the maximum number of shares available for grant under the Inducement Plan by 1,000,000 shares to an aggregate of 5,000,000 shares of the Company's common stock. As of September 30, 2026, 338,866 shares of the Company’s common stock remained available for future grant under the Inducement Plan.

Stock Options

A summary of option activity under the 2019 Plan, 2024 Plan and the Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	9,330,722	$4.77	8.50	$43,821
Granted	3,250,218	$8.46
Exercised	(722,624)	$3.53
Forfeited	(1,699,442)	$4.37
Expired	(219,815)	$7.41
Outstanding at September 30, 2026	9,939,059	$6.08	8.22	$12,935
Exercisable at September 30, 2026	3,686,252	$5.01	7.24	$7,046
Vested and expected to vest at September 30, 2026	9,939,059	$6.08	8.22	$12,935

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The weighted-average grant date fair value of options granted for the three and nine months ended September 30, 2026 was $5.65 and $6.48, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2026 was $2.2 million and $8.0 million, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2025 was $4.8 million and $9.5 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2026 was $1.1 million and $4.2 million, respectively, and is calculated as the difference between the exercise price and the fair value of common stock as of the exercise date. As of September 30, 2026, total unrecognized stock-based compensation expense related to issued options was $29.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	1,182,404	$3.96
Granted	1,614,359	8.31
Vested	(317,021)	3.10
Forfeited	(560,357)	4.09
Unvested at September 30, 2026	1,919,385	$7.73

Issued restricted stock units (“RSUs”) vest over a four-year period. The estimated aggregate grant-date fair value of RSUs granted during the three and nine months ended September 30, 2026 was $3.8 million and $13.4 million, respectively. As of September 30, 2026, total unrecognized compensation expense for RSUs was $12.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Performance Restricted Stock Units

During the three and nine months ended September 30, 2026, the Company granted performance restricted stock units (“PRSUs”) for 181,505 and 205,806 shares with a weighted-average grant date fair value per share of $7.07 and $7.21, respectively.

In July 2026, the Company granted PRSUs that may vest in three tranches upon the attainment of certain target regulatory milestones. As of September 30, 2026, total unrecognized compensation cost related to the July 2026 PRSUs was $0.7 million, which will be recognized upon the achievement of the specified performance conditions.

In January 2026, the Company granted PRSUs that may vest in two tranches upon the attainment of certain target closing prices per share of the Company’s common stock. The Company used a Monte Carlo simulation model to estimate the grant date fair value of the PRSUs. As of September 30, 2026, total unrecognized compensation cost related to the PRSUs was de minimis.

	Number of Performance RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	100,000	$8.05
Granted	205,806	7.21
Forfeited	(155,320)	7.70
Unvested at September 30, 2026	150,486	$7.26

Stock-Based Compensation Expense

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	88.6% - 88.8%	97.2% - 97.6%	88.6% - 94.9%	95.1% - 97.6%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6.1	6.0 - 6.1	5.5 - 6.1	5.4 - 6.1
Risk-free interest rate	4.5% - 5.1%	3.8% - 4.1%	3.6% - 5.1%	3.8% - 4.5%

The following table presents the classification of stock-based compensation expense related to stock options and RSUs, including PRSUs, granted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,007	$936	$2,945	$2,640
General and administrative	2,612	1,763	7,352	4,738
Total stock-based compensation expense	$3,619	$2,699	$10,297	$7,378

The above stock-based compensation expense was related to the following stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$2,737	$2,339	$8,171	$6,525
RSUs	681	360	1,827	853
PRSUs	201	—	299	—
Total stock-based compensation expense	$3,619	$2,699	$10,297	$7,378

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(41,941)	$(36,787)	$(119,988)	$(123,503)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	61,960,238	43,415,367	61,102,693	43,284,111
Net loss per share attributable to common stockholders, basic and diluted:	$(0.68)	$(0.85)	$(1.96)	$(2.85)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	September 30,
	2026	2025
Options issued and outstanding	9,939,059	9,435,296
Unvested RSUs and PRSUs outstanding	2,069,871	1,292,104
	12,008,930	10,727,400

12. Related Party Transactions

The Company had zero and $0.1 million in other accrued expenses and current liabilities on the condensed balance sheet as of September 30, 2026 and December 31, 2025, respectively, related to severance payments for the Company’s former chief executive officer.

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

The following table sets forth the Company’s summary of segment loss, including significant segment expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
Miv-cel	$12,326	$16,233	$38,942	$60,894
Other programs	1,000	870	1,230	2,368
Other research and development expenses(a)	13,697	13,354	41,712	40,444
General and administrative expenses(b)	15,876	8,270	41,938	26,839
Interest income	(1,680)	(2,000)	(5,936)	(7,189)
Interest expense and other expense, net	722	60	2,102	147
Segment loss and net loss	$41,941	$36,787	$119,988	$123,503

(a) Primarily includes personnel costs, license fees, R&D consulting services, CRO and CMO costs and allocated overhead and facilities expenses.

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
•
our ability to demonstrate, and the timing of, preclinical proof-of-concept for our product candidates;
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

Overview

We are a late-stage clinical immunology company pioneering transformative therapies with curative potential for people living with neurologic autoimmune diseases. Our development strategy is supported by our breadth of experience in treating more than 100 autoimmune patients with our lead product candidate, mivocabtagene autoleucel, or miv-cel, also known as KYV-101, an anti-CD19 autologous CAR T with a differentiated CAR construct. This has been documented through the scientific publication of multiple autoimmune case studies, our proprietary dataset of patients treated through named patient forms of compassionate use, our experience in ongoing investigator-initiated trials, or IITs, at leading academic institutions, as well as early clinical data from our ongoing company-sponsored trials illustrating the potential of these therapies to deeply deplete B cells with the aim of achieving durable treatment-free remission. This validation provides us with a clear path to continue advancing miv-cel through late-stage clinical development and commercialization across multiple autoimmune indications.

Miv-cel, our lead program, is an autologous, fully-human CD19-targeting CAR T-cell product candidate incorporating a CD28 costimulatory domain that was designed for potency and tolerability and licensed from the National Institutes of Health, or the NIH, specifically for use in autoimmune diseases. In addition to a fully human scFv domain, the CAR in miv-cel was also designed with a human CD8α hinge and transmembrane domain, a highly potent human CD28 costimulatory domain, and a human CD3ζ activation domain. This same underlying CAR in miv-cel has completed a 20-patient Phase 1 clinical trial in oncology conducted by the NIH, and the results from this Phase 1 clinical trial published in Nature Medicine reported similar rates of durable antitumor responses while delivering improved tolerability in the clinic among adult oncology patients, as compared to the CAR used to create Yescarta®. We believe the unique miv-cel CAR construct has the potential to deliver a differentiated therapeutic profile in autoimmune disease over current standard-of-care therapies by addressing the underlying immune dysfunction – deeply depleting B cells with the goal of achieving an immune reset and durable, treatment-free remission.

In the over 100 patients treated, miv-cel has demonstrated a consistent, well-tolerated safety profile, with no high-grade cytokine release syndrome (CRS) or immune effector cell-associated neurotoxicity syndrome (ICANS), and no cases of immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome (IEC-HS). We believe miv-cel’s positive benefit-risk profile and well-tolerated safety profile are attributed to its unique construct design as well as its well-established, validated manufacturing process.

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

SPS is a rare and progressive neurologic autoimmune disease with no therapies approved by the U.S. Food and Drug Administration, or the FDA. Patients with SPS have substantial disease burden, with symptoms characterized by muscle stiffness and painful muscle spasms, impacting mobility. 80% of patients lose mobility over time and need walking aid assistance or a wheelchair. In addition, patients face risk of permanent disability and increased mortality. In SPS, we have completed a registrational 26-patient Phase 2 clinical trial (KYSA-8). We presented the positive primary analysis results from the KYSA-8 trial at the 2026 American Academy of Neurology, or AAN, Annual Meeting in April 2026, and one-year follow-up data at MS Toronto 2026, the joint ACTRIMS-ECTRIMS meeting in October 2026. In the primary analysis, miv-cel achieved the primary and all secondary endpoints, demonstrating statistically significant, durable clinical benefit at 16 weeks, with reversal of disability scores following a single dose of miv-cel. 100% of patients remained free of immunotherapies for SPS as of week 16. Further, miv-cel demonstrated a well-tolerated safety profile. In the one-year follow-up data, miv-cel demonstrated sustained clinical benefit across all primary and secondary endpoints, with nearly all patients remaining off chronic immunotherapies. In addition, miv-cel continued to be well-tolerated, with no high-grade

CRS, ICANS or IEC-HS. Data compare favorably to the results of a large, multicenter, retrospective natural history study we conducted to examine the impact of SPS on walking speed. The data, which were presented at AAN 2026, demonstrated that patients experienced no or minimal improvement in mobility and increased their use of walking aids and off-label immunotherapies over time.

We initiated the rolling BLA submission of miv-cel in SPS in the second quarter of 2026 and completed the submission in the fourth quarter of 2026, seeking priority review under the program's Regenerative Medicine Advanced Therapy, or RMAT, designation. In anticipation of a potential FDA approval and commercial launch in 2027, we are progressing launch readiness activities through targeted site activation engagements with CAR-T experts, neurologists and payers, and building an integrated patient support and reimbursement network to streamline the treatment journey. With experienced commercial leaders in place, we continue to hire field-based sales and medical specialists.

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

In October 2025, we reported positive interim data from our registrational KYSA-6 Phase 2 clinical trial of miv-cel in gMG. In April 2026, we presented the positive longer-term follow-up data from the Phase 2 portion of the KYSA-6 trial at the 2026 AAN Annual Meeting. The updated data demonstrated durable clinical responses across all key clinical outcome measures with sustained benefit observed out to one year following a single dose of miv-cel. 100% of patients achieved clinically meaningful, rapid and robust reductions in Myasthenia Gravis Activities of Daily Living, or MG-ADL, and Quantitative Myasthenia Gravis, or QMG, scores from baseline (the co-primary endpoints of the Phase 3 portion of the trial), regardless of prior biologic exposure and at deeper levels observed compared to prior interim analysis. In addition, biomarker and mechanistic data further supported miv-cel’s differentiated clinical profile and miv-cel was well-tolerated. In October 2026, we reported positive longer-term, Phase 2 follow-up data in gMG demonstrating robust and durable effects sustained for up to 1.5 years across MG-ADL, QMG, and Myasthenia Gravis Composite scores, with the majority of patients maintaining minimal symptom expression (MSE) and remaining off chronic immunosuppressants. We continue to advance our FDA-aligned, Phase 3 registrational trial and expect to complete patient enrollment by mid-2027. Beyond SPS and gMG, our focused neurologic pipeline opportunities include expanding into progressive multiple sclerosis (PMS).

In August 2026, the FDA granted RMAT designation for miv-cel in non-active secondary progressive multiple sclerosis, or naSPMS, which provides the opportunity for increased FDA engagement and eligibility for priority and rolling reviews, as well as accelerated approval pathways. The RMAT designation was based on promising IIT data of miv-cel in PMS from Stanford University (Stanford) and the University of California, San Francisco (UCSF), where a single-dose of miv-cel has demonstrated robust CAR T-cell penetration in the central nervous system (CNS) and improved disability scores while removing the need for chronic immunotherapies. In addition, miv-cel demonstrated a consistent and well-tolerated safety profile with no high-grade CRS and no cases of ICANS or IEC-HS. In October 2026 at MS Toronto, Stanford presented updated Phase 1 clinical data of miv-cel in PMS, demonstrating sustained stable to improved expanded disability status scale scores (EDSS) in all five patients with available data as of last follow-up, with the majority showing sustained clinical benefit through one year. In addition, the first patient treated with miv-cel achieved sustained clinical benefit beyond two years. We expect to provide an update on our PMS development strategy by early 2027.

Additional pipeline opportunities include the potential to expand into broader autoimmune indications such as rheumatoid arthritis, or RA, where encouraging data have been generated in a Phase 1/2 IIT.

We are strengthening our CMC capabilities to support late-stage clinical development and anticipated commercialization. In July 2026, we entered into a clinical and commercial supply agreement, or the Elevate CCSA, with ElevateBio BaseCamp, Inc., or Elevate, for both U.S. commercial and global clinical supply of miv-cel. The new manufacturing agreement provides us with flexible and scalable supply of miv-cel, supporting our potential launches in SPS and gMG, as well as other ongoing clinical studies.

In January 2026, the Investigational New Drug, or IND, application for KYV-102, our proprietary whole blood, rapid manufacturing process, was accepted by the FDA. In November 2026, we announced that we have deprioritized our KYV-102 manufacturing program to continue to focus on accelerating our late-stage neurologic indications with miv-cel.

Since our inception in June 2018, we have devoted substantially all of our resources to performing research and development, enabling manufacturing activities in support of our product development and commercial readiness efforts, hiring personnel, acquiring and developing our technology and product candidates, performing business planning, developing and establishing our intellectual property portfolio, raising capital and providing general and administrative support for these activities. We do not have any products approved for sale and have not generated any revenue from product sales.

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2026, we had an accumulated deficit of $544.8 million. Our net losses were $41.9 million and $120.0 million for the three and nine months ended September 30, 2026, respectively, compared with $36.8 million and $123.5 million for the three and nine months ended September 30, 2025, respectively. Our cash used in operations was $117.3 million and $120.2 million for the nine months ended September 30, 2026 and 2025, respectively. We have historically financed our operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from our collaboration agreement, sales of shares of our common stock, including through our ATM Facility (as defined below), and borrowings under our Loan Facility (as defined below). Management has determined that as of September 30, 2026, our cash and cash equivalents and available-for-sale marketable securities of $170.6 million, and the term loans available under the Loan Facility with Oxford Finance will be sufficient to fund our operating plan and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We plan to monitor expenses and raise additional capital through equity or debt financings, strategic alliances and licensing arrangements. Our ability to access capital when needed is not assured and if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•
continue to progress the development of our product candidates, including miv-cel in clinical trials;
•
explore additional indications for our existing product candidates;
•
procure manufacturing of clinical supply and manufacturing operations for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
•
continue commercial readiness efforts for miv-cel in SPS following our BLA submission in the fourth quarter of 2026;
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

Our pipeline and programs

Our focused neurologic autoimmune pipeline of product candidates is summarized in the figure below:

RMAT, Regenerative Medicine Advanced Therapy; ODD, Orphan Drug Designation; FTD, Fast Track Designation; IIT, investigator-initiated trial; naSPMS, non-active secondary progressive multiple sclerosis.

Fast track designation does not assure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional US Food and Drug Administration procedures.

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

Macroeconomic Trends

We may be affected by worldwide economic conditions and challenges, such as the effects of the ongoing geopolitical conflicts in Ukraine, war in Iran and other conflicts and instability in the Middle East, tensions between not only the U.S. and China, but also between the U.S. and other countries in the international community, and inflationary trends, and the imposition, or threatened imposition, of tariffs and potential retaliatory trade restrictions. The past several years have been marked by significant market uncertainty, increasing inflationary pressures and volatility in the capital markets. These market dynamics continue and similar adverse market conditions may negatively impact our business, financial position and results of operations. For further discussion of the potential impacts of macroeconomic events on us, refer to the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and personnel-related expenses, including: salaries, employee benefit costs and stock-based compensation expense, professional fees for legal, accounting and tax services; allocated overheads, including rent, equipment, information technology costs and utilities; and other general operating expenses not otherwise classified as research and development expenses. General and administrative expenses also include costs associated with our commercial readiness and market access activities.

Our general and administrative expenses are expected to increase modestly as we continue to enhance corporate infrastructure and support commercial readiness activities for a potential approval of miv-cel in SPS while maintaining compliance with stock exchange listing and various regulatory requirements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$27,023	$30,457	$(3,434)	(11)%
General and administrative	15,876	8,270	7,606	92%
Total operating expenses	42,899	38,727	4,172	11%
Loss from operations	(42,899)	(38,727)	(4,172)	11%
Interest income	1,680	2,000	(320)	(16)%
Interest expense	(728)	(7)	(721)	*
Other income (expense), net	6	(53)	59	(111)%
Total other income, net	958	1,940	(982)	(51)%
Net loss	$(41,941)	$(36,787)	$(5,154)	14%

* Not meaningful.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Miv-cel	$12,326	$16,233	$(3,907)	(24)%
Other programs	1,000	870	130	15%
Personnel-related expenses	9,534	8,715	819	9%
Other research and development expenses	4,163	4,639	(476)	(10)%
Total research and development expenses	$27,023	$30,457	$(3,434)	(11)%

Research and development expenses decreased by $3.4 million, or 11%, during the three months ended September 30, 2026, compared to the same period in the prior year.

External research and development expenses related to our miv-cel program decreased by $3.9 million, or 24%, during the three months ended September 30, 2026, compared to the same period in the prior year, primarily driven by a $4.7 million decrease in CMO costs, partially offset by a $0.4 million increase in manufacturing supplies. We incurred higher CMO costs during the three months ended September 30, 2025 to support significant BLA readiness efforts.

Other program expenses include research and development expenses, primarily for our KYV-201, KYV-102 and other programs. Other program costs increased by $0.1 million, or 15%, during the three months ended September 30, 2026, compared to the same period in the prior year, primarily driven by $1.0 million in license costs, partially offset by a $0.7 million decrease in CMO costs.

Personnel-related expenses increased by $0.8 million, or 9%, during the three months ended September 30, 2026, compared to the same period in the prior year, due to increased headcount to support the development of miv-cel and our other programs.

Other research and development expenses decreased by $0.5 million, or 10%, during the three months ended September 30, 2026, compared to the same period in the prior year, primarily driven by a $0.8 million decrease in rent and allocated overhead expenses, partially offset by a $0.6 million increase in outside services.

General and Administrative Expenses

General and administrative expenses increased by $7.6 million, or 92%, during the three months ended September 30, 2026, compared to the same period in the prior year, primarily driven by a $3.4 million increase in personnel-related expenses, including a $0.9 million increase in stock-based compensation expense due to increased headcount. Professional services and overhead expenses increased by $2.4 million and $1.3 million, respectively, to continue supporting commercial readiness and market access activities. Other general and administrative expenses increased by $0.5 million due to an asset impairment charge recorded during the three months ended September 30, 2026.

Other Income, Net

Interest income decreased by $0.3 million during the three months ended September 30, 2026, compared to the same period in the prior year, primarily driven by lower effective interest yield on our cash equivalents and available-for-sale marketable securities.

Interest expense increased by $0.7 million during the three months ended September 30, 2026, compared to the same period in the prior year, due to the Loan Facility entered into in the fourth quarter of 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Operating expenses
Research and development	$81,884	$103,706	$(21,822)	(21)%
General and administrative	41,938	26,839	15,099	56%
Total operating expenses	123,822	130,545	(6,723)	(5)%
Loss from operations	(123,822)	(130,545)	6,723	(5)%
Interest income	5,936	7,189	(1,253)	(17)%
Interest expense	(2,069)	(45)	(2,024)	*
Other expense, net	(33)	(102)	69	(68)%
Total other income, net	3,834	7,042	(3,208)	(46)%
Net loss	$(119,988)	$(123,503)	$3,515	(3)%

* Not meaningful.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Miv-cel	$38,942	$60,894	$(21,952)	(36)%
Other programs	1,230	2,368	(1,138)	(48)%
Personnel-related expenses	28,068	25,506	2,562	10%
Other research and development expenses	13,644	14,938	(1,294)	(9)%
Total research and development expenses	$81,884	$103,706	$(21,822)	(21)%

Research and development expenses decreased by $21.8 million, or 21%, during the nine months ended September 30, 2026, compared to the same period in the prior year.

External research and development expenses related to our miv-cel program decreased by $22.0 million, or 36%, during the nine months ended September 30, 2026, compared to the same period in the prior year, primarily driven by a $23.2 million decrease in CMO costs and a $1.6 million decrease in CRO costs due to lower costs incurred for our clinical trials, partially offset by a $1.2 million increase in outside services and a $1.2 million increase in royalty and other payments under our license agreements. We incurred higher CMO costs during the nine months ended September 30, 2025 to support significant BLA readiness efforts, related to our SPS product candidate.

Other program expenses include research and development expenses, primarily for our KYV-201, KYV-102 and other programs. Other program costs decreased by $1.1 million, or 48%, during the nine months ended September 30, 2026, compared to the same period in the prior year, primarily driven by a $1.9 million decrease in CMO and CRO costs, partially offset by higher license costs.

Personnel-related expenses increased by $2.6 million, or 10%, during the nine months ended September 30, 2026, compared to the same period in the prior year, due to increased headcount to support the clinical development of miv-cel and our other programs.

Other research and development expenses decreased by $1.3 million, or 9%, during the nine months ended September 30, 2026, compared to the same period in the prior year, primarily driven by a $1.8 million decrease in rent and allocated overhead expenses and a $0.6 million asset impairment charge incurred in the same period in the prior year, partially offset by a $1.5 million increase in outside services related to the BLA readiness activities and regulatory submission.

General and Administrative Expenses

General and administrative expenses increased by $15.1 million, or 56%, during the nine months ended September 30, 2026, compared to the same period in the prior year, primarily driven by a $7.5 million increase in personnel-related costs, including a $2.6 million increase in stock-based compensation expense, due to increased headcount. Professional services and overhead expenses increased by $5.2 million and $1.2 million, respectively, to continue supporting commercial readiness and market access activities. Other general and administrative expenses increased by $1.2 million, primarily due to a $0.5 million asset impairment charge recorded during the three months ended September 30, 2026.

Other Income, Net

Interest income decreased by $1.3 million during the nine months ended September 30, 2026, compared to the same period in the prior year, primarily driven by lower effective interest yield on our cash equivalents and available-for-sale marketable securities.

Interest expense increased $2.0 million during the nine months ended September 30, 2026, compared to the same period in the prior year, due to the Loan Facility entered into in the fourth quarter of 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses and negative cash flows from operations since our inception. We have historically financed our operations primarily through issuances of redeemable convertible preferred stock and convertible notes, revenue from our collaboration agreement, sales of shares of our common stock, including through our ATM Facility, and borrowings under our Loan Facility.

Shelf Registration Statement and the ATM Facility

On March 27, 2025, we filed a shelf registration statement on Form S-3, or the Prior Registration Statement, covering the offer and sale from time to time of up to $250.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights, units and/or depositary shares. The Prior Registration Statement was declared effective by the SEC on April 15, 2025. The Prior Registration Statement included a sales agreement prospectus, or the Prior ATM Prospectus, covering the offer and sale from time to time through or to Jefferies LLC or Jefferies, as sales agent, of up to $50.0 million in aggregate offering price of shares of our common stock under an Open Market Sale AgreementSM entered into with Jefferies on March 27, 2025, or the ATM Agreement. In November 2025, we sold 2,477,100 shares under the Prior ATM Prospectus for net proceeds of $16.4 million after deducting the sales agent’s fees.

On March 26, 2026, we filed a new shelf registration statement on Form S-3, or the 2026 Registration Statement, covering the offer and sale from time to time of up to $300.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights, units and/or depositary shares. The 2026 Registration Statement was declared effective by the SEC on April 2, 2026, and the Prior Registration Statement, including the Prior ATM Prospectus, ceased to be available for further utilization at that time. The terms of any offering under the 2026 Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the 2026 Registration Statement filed with the SEC prior to the completion of any such offering. The 2026 Registration Statement included a sales agreement prospectus covering the offer and sale from time to time through or to Jefferies, as sales agent, of up to $100.0 million in aggregate offering price of shares of our common stock under the ATM Agreement, or the ATM Facility. During the nine months ended September 30, 2026, we sold 1,159,170 shares of our common stock under the ATM Facility for net proceeds of $8.7 million after deducting the sales agent's fees and issuance costs of $0.6 million. As of September 30, 2026, $200.0 million remains available and unallocated under the 2026 Registration Statement and $90.7 million remains available and allocated for sale under the ATM Facility.

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

As of September 30, 2026, the term loan balance was $25.0 million, which reflects the $25.0 million borrowed under the Term A Loans net of de minimis unamortized debt discount and debt issuance costs.

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

As of September 30, 2026, we had $170.6 million in cash, cash equivalents and available-for-sale marketable securities.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and administrative expenditures to support our operations. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure, further our research and development initiatives for our product candidates and incur costs associated with the potential commercialization of our product candidates, if approved. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2026, we had an accumulated deficit of $544.8 million. Based on the current cash forecast, management estimates that its existing cash and cash equivalents and available-for-sale marketable securities balances and the term loans available under the Loan Facility with Oxford Finance will be sufficient to fund our operating plan and capital expenditure requirements for at least the next twelve months from the issuance date of the condensed financial statements included in this Quarterly Report on Form 10-Q. There can be no assurance that we will ever earn revenue or achieve profitability, or if achieved, that the revenue or profitability will be sustained on a continuing basis. Unless and until it does, we will need to continue to raise additional capital. We may seek to raise capital through equity financings, debt financings, license, and/or collaboration agreements, or other sources of financing. There is no assurance, however, that any additional financing or any revenue-generating license or collaboration will be available when needed or that we will be able to obtain financing or enter into a license or collaboration on terms acceptable to us, or at all. The condensed financial statements do not reflect any adjustments relating to the outcome of this uncertainty. The forecast of cash resources and planned operations involves risks and uncertainties, and the actual amount of expenses could vary materially as a result of a number of factors.

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
•
the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates, including any requirement to conduct more studies or generate additional data beyond that which we currently expect would be required to support a Biologics License Application;
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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(117,270)	$(120,185)
Net cash provided by investing activities	14,452	57,302
Net cash provided by financing activities	10,543	425
Net decrease in cash, cash equivalents and restricted cash	$(92,275)	$(62,458)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was $117.3 million and primarily consisted of a net loss of $120.0 million and a $9.6 million net change in operating assets and liabilities, partially offset by non-cash charges of $12.3 million. The non-cash charges primarily consisted of $10.3 million of stock-based compensation expense, $1.3 million of non-cash lease expense, $1.1 million of depreciation and amortization expense and $0.5 million of asset impairment, partially offset by $1.1 million of income related to the accretion of discounts on available-for-sale marketable securities. The net change in operating assets and liabilities was primarily due to a $4.2 million decrease in other accrued expenses and current liabilities, a $2.6 million decrease in accrued compensation, a $1.9 million decrease in accounts payable, a $1.8 million decrease in operating lease liability, and a $0.2 million increase in prepaid expense and other current assets, partially offset by a $1.0 million decrease in other non-current assets.

Net cash used in operating activities for the nine months ended September 30, 2025, was $120.2 million and primarily consisted of a net loss of $123.5 million and a $2.8 million net change in operating assets and liabilities, partially offset by non-cash charges of $6.1 million. The non-cash charges primarily consisted of $7.4 million of stock-based compensation expense, $2.2 million of non-cash lease expense, $1.4 million of depreciation and amortization expense and $0.6 million of asset impairment, partially offset by $5.5 million of income related to the accretion of discounts on available-for-sale marketable securities. The change in net operating assets and liabilities was primarily due to a $2.5 million decrease in operating lease liability, a $1.6 million decrease in accounts payable, a $1.5 million increase in other non-current assets and a $0.2 million decrease in other accrued expenses and current liabilities, partially offset by a $2.1 million increase in accrued compensation and a $0.8 million decrease in prepaid expense and other current assets.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026, was $14.5 million and primarily consisted of $209.5 million in proceeds from maturities of available-for-sale marketable securities, partially offset by $194.0 million of purchases of available-for-sale marketable securities, $0.6 million of capitalized internal-use software development costs, and $0.5 million of purchases of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2025, was $57.3 million and primarily consisted of $306.5 million in proceeds from maturities of available-for-sale marketable securities and $0.1 million in proceeds from the sale of property and equipment, partially offset by $248.7 million of purchases of available-for-sale marketable securities and $0.6 million of capitalized internal-use-software development costs.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026, was $10.5 million and primarily consisted of $8.7 million in proceeds from issuance of common stock shares under the ATM Facility, net of sales agent's fees and issuance costs, and $2.6 million in proceeds from exercise of common stock options, partially offset by $0.4 million in taxes paid related to net share settlement upon vesting of restricted stock units, and $0.3 million in principal paid on finance lease liabilities.

Net cash provided by financing activities for the nine months ended September 30, 2025, was $0.4 million and primarily consisted of $1.7 million in proceeds from exercises of common stock options, partially offset by $0.7 million in principal paid on finance lease liabilities, $0.4 million in payments for offering costs related to the filing of the Prior Registration Statement, and $0.1 million in taxes paid related to net share settlement upon vesting of restricted stock units.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical and commercial supply manufacturing and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material.

We have milestone, royalty and other payments due to third parties under our existing license and collaboration agreements. Refer to Note 6, "License and Collaboration Agreements" to the condensed financial statements included in this Quarterly Report on Form 10-Q for additional details. We cannot estimate when such payments will be due and none of these events were probable to occur as of September 30, 2026. As of September 30, 2026, and December 31, 2025, we recognized a sublicensing fee of $3.8 million in our condensed balance sheets payable to Kite Therapeutics, Inc. by December 31, 2026 as discussed in Note 6 to the condensed financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2026, we lease office and laboratory space in Emeryville, California under operating leases, or the Emeryville Lease. On February 27, 2026, we entered into a lease amendment to reduce total office and lab space and added new office space in the same building commencing on July 2, 2026. The term of the Emeryville Lease is through August 31, 2030.

As of September 30, 2026, our non-cancellable operating lease obligation was $9.9 million, of which $2.4 million is due within the next 12 months. As of September 30, 2026, our non-cancellable finance lease obligation was de minimis.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2, “Summary of Significant Accounting Policies”, to the condensed financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2025 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. There have been no material changes to our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and the benefits of controls and procedures will be considered relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. In December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California, or the Court, against our Company, certain of our current and former officers and directors, and the underwriters of our IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. On March 23, 2026, the Court issued an order granting defendants’ motion to dismiss on all claims, with leave to amend the complaint. On April 20, 2026, plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants subsequently filed a motion to dismiss the entire second amended complaint. On October 20, 2026, the Court entered an order granting, in part, and denying, in part, defendants’ motion to dismiss. The Court dismissed plaintiff’s Section 12 claim with prejudice and without leave to amend. The Court, however, denied the motion with respect to plaintiff’s Section 11 and Section 15 claims.

In addition, on May 14, 2025, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors which was captioned Perez v. Seidenberg, et al., Case No. 3:25-cv-04163-PCP, or the Perez Action. On May 22, 2025, another stockholder derivative complaint was filed alleging the same claims against the same individual defendants captioned McDaniel v. Seidenberg, et al., Case No. 3:25-cv-04393-PCP, or the McDaniel Action, and together with the Perez Action, the Derivative Actions. The complaints filed in the Derivative Actions allege claims related to the allegations raised in the Amended Complaint. On June 2, 2025, the Court entered a stipulation and order to stay the Perez Action pending the disposition of a motion to dismiss the Amended Complaint in the related securities class action. On June 25, 2025, the Court entered a stipulation and order to consolidate the Derivative Actions as In re Kyverna Therapeutics Derivative Litigation, Case No. 5:25-cv-04163-PCP. Finally, on July 22, 2025, the Court entered a stipulation and order staying the consolidated derivative action pending the disposition of the motion to dismiss the Amended Complaint in the related securities class action. With the resolution of the motion to dismiss in the securities class action, the parties will meet and confer about a consolidated response to the complaints.

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to reasonably estimate at this time whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements as of and for the quarter ended September 30, 2026. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described herein, as well as the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements”. Our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, in Part I, Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026.

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

•
We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale, have never generated any revenue from product sales, and may never be profitable.
•
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our research and drug development programs or launch readiness and commercialization efforts.
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
•
We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business. In addition, if we lose key management or other scientific or clinical personnel, or if we fail to recruit additional highly skilled personnel, our business, results of operations, and financial condition could be adversely affected.
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
•
If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, results of operations, and financial condition.
•
We face competition from entities that have made substantial investments into the rapid development of novel treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, some of which already have approved therapies in our current indications.
•
Use of our product candidates could be associated with side effects, adverse events, or safety risks, which could cause us to suspend or discontinue clinical trials, cause us to abandon a product candidate, delay or preclude approval, prevent market acceptance, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, results of operations and financial condition.
•
We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator-initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines, or terminate the relationship, our development programs could be delayed, or become more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for, or commercialize our product candidates.
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
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
•
The FDA has investigated a serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous chimeric antigen receptor (CAR) T cell immunotherapies, such as miv-cel, and implemented boxed warnings and class labeling changes for certain currently marketed CAR T cell immunotherapies. In addition, the FDA noted that patients and clinical trial participants receiving treatment with these products should be monitored life-long for secondary malignancies. In April 2024, the FDA issued a public safety statement announcing its initiation of the class labeling changes described above. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals, require us to include a boxed warning on any of our product candidates that receive regulatory approval or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.
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

We are a late-stage clinical biopharmaceutical company with a limited operating history. We were formed in 2018 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our product candidates, including miv-cel. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success and viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. Although we have completed a registrational Phase 2 clinical trial of miv-cel in SPS and submitted a BLA to the FDA, we have not yet obtained regulatory approval for, or commercialized, any product candidate. We have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred net losses since our inception through September 30, 2026. For the nine months ended September 30, 2026 and 2025, we reported a net loss of $120.0 million and $123.5 million, respectively. As of September 30, 2026, we had an accumulated deficit of $544.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development, and seek regulatory approvals for our product candidates.

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
•
experience any delays in our preclinical studies, clinical trials, or regulatory approval for our product candidates, including as a result of macroeconomic conditions, geopolitical conflicts or other factors;
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

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We also may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

*We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our research and drug development programs or launch readiness and commercialization efforts.

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

In addition, if we obtain regulatory approval to market any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing and expanding and optimizing manufacturing and distribution channels. We expect our expenses to increase as we advance our SPS launch-readiness activities, including commercial site activation activities, payer engagement and healthcare professional education, as well as increasing manufacturing capacity to support a potential commercial launch of miv-cel. Other unanticipated costs may also arise.

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

We currently have no products approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our product candidates, and expect that we will continue to invest heavily in these product candidates, as well as in any future product candidates we may develop. Our business and our ability to generate revenue, which will not occur unless and until we obtain regulatory approval for miv-cel in SPS or another product candidate, if ever, are substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

Our product candidates will require substantial additional preclinical and clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials.

Even if our product candidates are successful in clinical trials, we will not be permitted to market or promote any of our product candidates until we receive regulatory approval from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and we may never receive sufficient regulatory approval that will allow us to successfully commercialize any product candidates. We recently submitted our first biologics license application, or BLA, for SPS in the fourth quarter of 2026. However, there can be no assurance that the FDA will accept or approve the BLA or any other BLA that we submit in the future for other product candidates or indications. The FDA and other foreign regulatory agencies have substantial discretion in the approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. Even if we comply with all FDA requests, the FDA may ultimately reject our BLA. We cannot be sure that we will ever obtain regulatory clearance for our product candidates. If we do not receive FDA or comparable foreign regulatory approval with the necessary conditions to allow commercialization, we will not be able to generate revenue from those product candidates in the United States or elsewhere in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates could adversely affect our business, financial condition, results of operations, and prospects.

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
•
obtain, maintain, protect, and enforce patent and other intellectual property protection and regulatory exclusivity for our products;
•
maintain compliance with applicable laws, regulations and guidance specific to commercialization, including interactions with healthcare professionals and patient advocacy groups, and communication of healthcare economic information to payors and formularies;
•
achieve market acceptance of our products by patients, the medical community, and third-party payors;
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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, has made and will make some activities more difficult, time consuming, or costly, and has increased and will increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We have hired and plan to continue to hire additional accounting, financial reporting, internal controls and other finance personnel or consultants, which has increased and will increase our costs and expenses.

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

However, we may discover new weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify additional material weaknesses or deficiencies in internal controls in the future and we are unable to correct them in a timely manner, our ability to record, process, summarize, and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

If, in the future, we identify material weaknesses in our internal control over financial reporting or fail to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our business, financial condition, and results of operations could suffer.

If our product candidates, if approved, do not achieve broad market acceptance, the revenue that we generate from their sales will be limited.

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate sufficient product revenue or become profitable.

The degree of market acceptance of any of our product candidates will depend on a number of factors, some of which are beyond our control, including:

•
the safety, efficacy, tolerability, and ease of administration of our product candidates;
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
•
the safety, efficacy, and other potential advantages of, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
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

In addition, if we are unable to comply with certain financial and operating restrictions in the Loan and Security Agreement, we may be limited in our business activities and access to credit or may default under the Loan and Security Agreement. Provisions in the Loan and Security Agreement require prior approval or impose restrictions on our ability to, among other things:

•
Incur additional debt;
•
Make certain investments and acquisitions;
•
Guarantee the indebtedness of others;
•
Create liens or encumbrances;
•
Engage in new lines of business;
•
Enter into transactions with affiliates;
•
Pay cash dividends and make distributions;
•
Redeem or repurchase certain capital shares;
•
Sell, lease, or transfer certain parts of our business or property;
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

As we conduct clinical trials of our current or future product candidates and as our product candidates are used in named patient activities, we are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of new treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in the FDA, the European Medicines

Agency, or the EMA, or other investigation of the safety and effectiveness of our future product candidates, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product candidates, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price. We believe we may face greater risks with respect to our product candidates than many other biotechnology product candidates because our product candidates are being developed to address conditions for which many prior products and product technologies have been unsuccessful. In addition, the patient populations that our product candidates are seeking to target is often heavily immunosuppressed and may be more likely to experience serious adverse events with potential treatments and have higher morbidity rates generally than other patient populations. We may need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business, financial condition, results of operations and prospects.

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

As of September 30, 2026, we had 172 full-time employees. As our development and commercialization plans and strategies develop, we expect to continue to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing, marketing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

In addition, our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, and scientific personnel. We are highly dependent upon our Chief Executive Officer and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will, with or without notice, and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology and other businesses, particularly in the greater San Francisco Bay Area. Given the scarcity of professionals with the scientific knowledge that we require and the competition for qualified personnel among biotechnology businesses, we may not succeed in attracting or retaining the personnel we require to continue and grow our operations. If we are not able to attract, integrate, retain, and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital, and our ability to implement our business strategy.

Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could adversely affect our business, results of operations and financial condition.

We are exposed to the risk of fraud or other misconduct by our employees, contractors or partners. Misconduct by these parties could include failures to comply with FDA regulations or comparable foreign regulations, provide accurate information to the FDA or comparable foreign authorities, comply with federal, state or foreign healthcare fraud and abuse laws and regulations, report financial information or data timely, completely or accurately, disclose unauthorized activities to us, or comply with comparable foreign requirements. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us resulting from this misconduct and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign equivalents, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition, and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes, or services made, used, sold, or performed pursuant to the agreements and from claims arising from our or our potential sublicensees’ exercise of rights under the agreement. With respect to our other vendor agreements, we indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party.

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

Our ability to use our net operating loss, or NOL, carryforwards, and certain other tax attributes to offset taxable income or taxes may be limited.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act, or the IRA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Additionally, new income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act, or the OBBBA, was signed into law. The OBBBA includes significant provisions, such as the extension of many tax law provisions that were set to expire in 2025. The aggregate impact of the OBBBA remains uncertain, but could have a material impact on our business, cash flows, financial condition or results of operations. Further changes to the tax laws or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect. It is also uncertain if and to what extent various states will conform to federal tax laws. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

Our operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a wildfire, an earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are predominantly located in California. Any unplanned event, such as a flood, wildfire, explosion, earthquake, extreme weather condition, epidemic or pandemic, power outage, telecommunications failure, or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Any similar impacts of natural or manmade disasters on our third-party CMOs and contract research organizations, or CROs, could cause delays in our clinical trials and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If a natural disaster, power outage, or other event occurred that prevented us from using our clinical sites, impacted clinical supply or the conduct of our clinical trials, damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we and our CMOs and CROs have in place may prove inadequate in the event of a serious disaster or similar event. In the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance we currently carry will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs or CROs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations, and prospects.

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

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, could adversely affect our business, financial condition, results of operations, or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials.

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

Events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in the first half of 2023 resulted in significant disruption in the financial services industry. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access our cash, cash equivalents and available-for-sale marketable securities, which would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments, or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

*We or our directors or officers may be subject to securities litigation, which is expensive and could divert management attention.

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock and, as described more fully below, we are currently named as a defendant in a securities class action complaint. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In addition, certain of our directors and officers are involved in ongoing securities or other lawsuits in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation, and divert our management’s and board of directors’ attention from other business concerns, which could seriously harm our business.

As noted above, in December 2024, a shareholder class action complaint was filed in the United States District Court for the Northern District of California, or the Court, against our company, certain of our current and former officers and directors, and the underwriters of our IPO. Per a stipulated schedule, an amended complaint was filed on May 2, 2025, or the Amended Complaint. The Amended Complaint alleges that the registration statement on Form S-1 filed in connection with our IPO and the prospectus contained therein contained material misstatements or omissions in violation of federal securities laws. On March 23, 2026, the Court issued an order granting defendants’ motion to dismiss on all claims, with leave to amend the complaint. On April 20, 2026, plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants subsequently filed a motion to dismiss the entire second amended complaint. On April 20, 2026, plaintiff filed another amended complaint alleging the same claims under the Securities Act of 1933, as amended. Defendants subsequently filed a motion to dismiss the entire second amended complaint. On October 20, 2026, the Court entered an order granting, in part, and denying, in part, defendants’ motion to dismiss. The Court dismissed plaintiff’s Section 12 claim with prejudice and without leave to amend. The Court, however, denied the motion with respect to plaintiff’s Section 11 and Section 15 claims.

In addition, on May 14, 2025, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors which was captioned Perez v. Seidenberg, et al., Case No. 3:25-cv-04163- PCP, or the Perez Action. On May 22, 2025, another stockholder derivative complaint was filed alleging the same claims against the same individual defendants captioned McDaniel v. Seidenberg, et al., Case No. 3:25-cv-04393-PCP, or the McDaniel Action, and together with the Perez Action, the Derivative Actions. The complaints filed in the Derivative Actions allege claims related to the allegations raised in the Amended Complaint. On June 2, 2025, the Court entered a stipulation and order to stay the Perez Action pending the disposition of a motion to dismiss the Amended Complaint in the related securities class action. On June 25, 2025, the Court entered a stipulation and order to consolidate the Derivative Actions as In re Kyverna Therapeutics Derivative Litigation, Case No. 5:25-cv-04163-PCP. On July 22, 2025, the Court entered a stipulation and order staying the consolidated derivative action pending the disposition of the motion to dismiss the Amended Complaint in the related securities class action. With the resolution of the motion to dismiss in the securities class action, the parties will meet and confer about a consolidated response to the complaints.

We believe we have good and substantial defenses to the claims in the Amended Complaint and the Derivative Actions, but there is no guarantee that we will be successful in these efforts. We are unable to reasonably estimate at this time whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements for the quarter ended September 30, 2026. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Risks Related to Research, Development and Commercialization

*We have not yet obtained regulatory approvals for any product candidate, and we may be unable to do so for any product candidates we have developed or may develop.

We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. While we completed our BLA submission in the fourth quarter of 2026, we do not have experience as a company supporting a marketing application through FDA review. Although our key employees have significant experience in leading clinical development programs, our experience conducting clinical trials with our product candidates is still somewhat limited. Developing cell therapies, in particular autologous cell therapies, is a complex and resource-intensive process requiring a team of scientists, clinicians, and technical and regulatory experts. We may not be able to file INDs for any of our other product candidates on the timelines we expect, if at all. For example, we cannot be certain that the IND-enabling studies for our product candidates will be completed in a timely manner or be successful or that the manufacturing process will be validated in a timely manner. Even if we submit an IND for a product candidate, the FDA may not clear the IND and allow us to begin clinical trials in a timely manner or at all. The timing of submissions of INDs for our product candidates will be dependent on further preclinical and manufacturing success. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect.

We believe that, through our interactions with the FDA under our Regenerative Medicine Advanced Therapy, or RMAT, designation, our Phase 2 clinical trial in SPS, which is a pivotal trial, will be sufficient for use as a registration-enabling study, and in the fourth quarter of 2026, we completed the BLA for SPS and are pending acceptance of our submission from the FDA. However, the FDA may conclude that the trial is not sufficient to support approval, or comparable foreign authorities may reach a similar conclusion. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we have contemplated or currently contemplate, if we are unable to successfully complete clinical trials of our other product candidates or other testing, if the results of our trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We do not control the design, administration or timing of investigator-initiated trials. Similarly, named patient treatments are carried out by independent physicians in a manner that the physician determines in his or her discretion to be appropriate, which may be inconsistent from patient to patient and may not be conducted in strict compliance with good clinical practices, or GCPs, which can lead to a treatment effect that may differ from that in our controlled clinical trials. In addition, we rely on each investigator and physician to ensure their own compliance with clinical and regulatory requirements in using our product candidate for investigator-initiated trials and named patient activities, and we could be subject to liability if they are out of compliance. Individual patient results from named patient settings, including, but not limited to, data, experiences, images, or videos, are observational, patient-specific and reported by the patients’ respective physicians. Because of our lack of control over the settings in which these patients are given miv-cel, there can be no assurances that any positive results from such named patient activities are attributable to miv-cel, or that administration of miv-cel to other patients will have similar positive results. Patient data from these trials and named patient activities are not designed to be aggregated or reported as results and may be highly variable.

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

Furthermore, there is no guarantee that we will be able to continue to receive or publicize observational data through investigator-initiated trials or named patient activities using our product candidates. Our supply capabilities may limit the number of patients who are able to enroll in these trials or the number of named patients that can be treated, and we may in the future need, without advance notice, to restructure or pause such supply in order to enroll sufficient numbers of patients in our sponsored clinical trials, which could prompt adverse publicity or other disruptions. In addition, there is no clear regulatory framework under which we may supply our unapproved investigational product candidate in named patient settings, particularly for multiple named patients, outside of a clinical trial or a compassionate use program that is registered with applicable regulatory authorities. Our single-patient healing attempts are not part of a clinical trial or a compassionate use program that is registered with German regulatory authorities. As a result, if such supply of, or publication or other use of the observational data from named patient activities, is found to contravene regulatory requirements, we could potentially be subjected to liability, fines, or other consequences, which could be further exacerbated if such patients experience adverse safety events. Furthermore, if we supply our unapproved investigational product candidate to a named patient who would have qualified for enrollment in our company-sponsored clinical trials in Germany, we may be subject to additional penalties.

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

Most of our product candidates are either in preclinical or clinical development and their risk of failure is high. Some of the product candidates and technologies we are developing are novel and unproven, which makes it difficult to accurately predict the challenges we may face with respect to our product candidates as they proceed through development. We believe we may face greater risks with respect to our product candidates than many other biotechnology product candidates because our product candidates are being developed to address conditions for which many prior products and product technologies have been unsuccessful. In addition, the patient populations that our product candidates are seeking to target is often heavily immunosuppressed and may be more likely to experience serious adverse events with potential treatments and have higher morbidity rates generally than other patient populations. It is also impossible to predict whether our clinical trials will continue and when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of such product candidates. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Commencing any future clinical trials is subject to finalizing the trial design and submitting an application to the FDA or a similar foreign regulatory authority.

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

We expect to continue to rely in part on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. We or our collaborators may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, that could delay or prevent our ability to receive marketing approval or commercialize our current and any future product candidates, including:

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

We could also encounter delays if a clinical trial is suspended, put on clinical hold, or terminated by us, the IRBs of the institutions in which such trials are being conducted, the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure by our CROs to perform in accordance with GCP requirements, or applicable regulatory guidelines in other countries, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations, or administrative actions, or lack of adequate funding to continue the clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA, or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates. Any delays or increase in costs in our clinical development programs may harm our business, financial condition, results of operations and prospects.

If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, results of operations and financial condition.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in a trial until its conclusion. We may not be able to initiate, continue, or complete clinical trials that may be required by the FDA or comparable foreign regulatory authorities to obtain regulatory approval for any of our product candidates if we are unable to locate, enroll and retain a sufficient number of eligible patients to participate in these clinical trials. Patient enrollment, a significant factor in the timing to conduct and complete clinical trials, is affected by many factors, including:

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
•
clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and
•
other factors outside of our control, such as the effects of global economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the conflict between Russia and Ukraine, war in Iran and other conflicts and instability in the Middle East and other geopolitical conditions.

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

These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development, and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Interim, top-line, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically a significant volume of data and other information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

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

The development and commercialization of therapies is highly competitive. Our product candidates, if approved, will face significant competition, including from well-established, currently marketed therapies and our failure to demonstrate a meaningful improvement to the existing standard of care may prevent us from achieving significant market penetration. Many of our competitors have significantly greater resources and experience than we do and we may not be able to successfully compete. We face substantial competition from multiple sources, including large and specialty pharmaceutical and biotechnology companies, hospitals and clinics, academic research institutions and governmental agencies, public and private research institutions. Our competitors compete with us on the level of the technologies employed, or on the level of development of their products as compared to our product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or any future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, and related data emerge.

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

*Use of our product candidates could be associated with side effects, adverse events or safety risks, which could cause us to suspend or discontinue clinical trials, cause us to abandon a product candidate, delay or preclude approval, prevent market acceptance, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, results of operations and financial condition.

Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our current product candidates, including our lead product candidates, and any future product candidates are safe, pure and potent, or safe and effective, for use in such product candidate’s target indication. Clinical testing is expensive, can take many years to complete, and has an inherently uncertain outcome. In addition, some of the product candidates and technologies we are developing are novel and unproven, which makes it impossible to predict whether our clinical trials will continue. The patient populations that our product candidates are seeking to target is also often heavily immunosuppressed and may be more likely to experience serious adverse events with potential treatments and have higher morbidity rates generally than other patient populations. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to generate desired safety and efficacy data despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of our current product candidates or any of our future product candidates or ultimately their approval. We do not expect to be able to use the results from any investigator-initiated trials or named patient activities conducted with our product candidates in any regulatory submission for marketing approval.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. In addition, negative results from investigator-initiated trials as well as named patient activities involving our product candidates could cause similar issues. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, and financial condition significantly.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies, clinical trials, investigator-initiated trials or named patient activities, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, results of operations, and financial condition significantly.

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. In addition, if our product candidates are used in combination with other therapies, our product candidates may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation, or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

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

Our product candidates are CAR T cell therapies. CAR T cell therapies can be associated with unique and potentially severe safety risks, including cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), immune effector cell-associated hemophagocytic lymphohistioctytosis-like syndrome (IEC-HS), prolonged cytopenias, infections, and other immune-mediated or delayed adverse events. The identification, grading, management, and timely reporting of these adverse events require specialized training and experience that differ significantly from those required for traditional therapies. Inadequate or delayed identification and reporting of safety events could increase risks to patients, lead to incomplete or inconsistent safety data, or result in inaccurate characterization of the safety profile of our product candidates.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. Such delayed side effects might be observed during the long-term follow-up FDA has insisted upon for certain gene therapy products. For example, in 2024, the FDA initiated class safety labeling changes for BCMA- or CD19-directed genetically modified autologous CAR T cell immunotherapies after it concluded that changes to the boxed warning were warranted to highlight the serious risk of T cell malignancies. In addition to labeling changes, if we were to identify delayed side effects with any of our product candidates, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to healthcare practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Other potentially significant negative consequences include that:

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

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and future commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation, or analytical methods, are altered throughout the development process in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials or utilizing different analytical methods. Such changes also may require additional testing, or notification to, or authorization by, the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue. If we or our CMOs are not able to successfully manufacture our product candidates in sufficient quality and quantity, clinical development and timelines for our product candidates and subsequent approval could be adversely impacted.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, if approved, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policies that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. has continued to impose tariffs on certain imports to the U.S., which has led and could continue to lead to corresponding punitive or retaliatory actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between the U.S. and other countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

The manufacturing process for any products that we may develop is subject to the FDA or comparable foreign authority approval process, and any contractors with which we contract for manufacturing must meet all applicable FDA or comparable foreign authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or comparable foreign authority, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product in accordance with requirements from the FDA or comparable foreign authority, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production or recalls of the product candidates or marketed biologics, operating restriction and criminal prosecutions, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality and complying with applicable regulatory requirements. An inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

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

Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under current Good Manufacturing Practice, or cGMP, regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities, it would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

Moreover, if we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the scale-up of our manufacturing processes, including in connection with preparing for a potential commercial launch of miv-cel in SPS and any actual commercialization thereafter, or our relationships with MAT, Elevate, Oxford, or other manufacturers, our preclinical and human clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our product candidates are approved for sale, our inability to manufacture or contract for a sufficient supply of such potential future products on acceptable terms would have a material adverse effect on our business, financial condition, and results of operations.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. For example, we have patent license agreements, or the NIH Agreements, with the National Institutes of Health, or the NIH, pursuant to which we obtained exclusive, worldwide licenses to certain patents to use an anti-CD19 CAR, including the CAR we used to create our lead product candidate, miv-cel, in autologous, allogeneic and other CAR T-cell products for the treatment of patients with autoimmune diseases. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

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

We rely upon a combination of in-licensed patents, know-how and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. For example, pursuant to the NIH Agreements, we obtained exclusive, worldwide licenses to certain patents to use an anti-CD19 CAR, including the CAR we used to create our lead product candidate, miv-cel, in autologous, allogeneic, and other CAR T-cell products for the treatment of patients with autoimmune diseases.

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

We are a party to license agreements pursuant to which we in-license patent and patent applications, know-how, trade secrets and data rights for our product candidates. These include, for example, the NIH Agreements, pursuant to which we obtained exclusive, worldwide licenses to certain patents to use an anti-CD19 CAR in our autologous, allogeneic and other CAR T-cell products for the treatment of patients with autoimmune disease, and the Intellia Agreement, which provides for the research and development of the CRISPR Product Candidate. These existing licenses impose on us various diligence, milestone payment, royalty, insurance and other obligations. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

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

Our licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates, or to develop or commercialize the licensed product candidates in certain regions. In particular, under the NIH Agreements, the NIH reserves, on behalf of the United States federal government and certain third parties, an irrevocable, nonexclusive, worldwide, royalty-free license to practice all of the inventions licensed under such agreements, and the NIH also reserves the right to grant third parties research licenses on reasonable terms. We are also required to manufacture licensed products substantially in the United States, absent an advance waiver, to the extent the licensed products are used or sold in the United States. Under the Intellia Agreement, Intellia is granted an irrevocable, nonexclusive, worldwide, royalty-free license to fully exploit certain Intellia-developed products that are not directed to CD19 or other B-cell antigens and which are not intended for treatment or prevention of autoimmune or inflammatory diseases or conditions and not for humoral rejection for solid organ transplantation.

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

Third-party patents can be challenged in administrative proceedings, such as inter partes review, ex parte re-exam or post-grant review proceedings at the USPTO, or patent opposition proceedings at the European Patent Office, but the outcome of such proceedings is highly uncertain. An adverse determination in any such proceeding may result in our inability to manufacture or commercialize products without infringing third-party patent rights. The costs of these opposition or similar proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. Even if we ultimately prevail in any such claims or proceedings, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the claims or proceedings. In addition, competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover our product candidates by new patents.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared merely descriptive, generic or determined to be infringing on other marks. The use of our registered and unregistered marks is also limited by certain agreements with third parties. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to such rejections, we may be unable to overcome them. In addition, the USPTO and comparable agencies in many foreign jurisdictions provide third parties an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. For example, cancellation proceedings may be filed with the USPTO against our trademarks, once registered, which may not survive such proceedings. In foreign jurisdictions, opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names.

If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. In many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, domain names, social media handles or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to Government Regulation

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could adversely affect our business, results of operations, and financial condition.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our future commercialization efforts, research and development efforts and business operations, and/or environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not be the case and we may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state, federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes or our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

We plan to seek regulatory approval of our current or future product candidates outside of the United States and are currently conducting certain clinical trials internationally, including in Europe, Brazil and Saudi Arabia. In order to market any product outside of the United States, however, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other applicable countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ substantially from that required to obtain FDA approval. The marketing approval processes in other countries generally implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any of our product candidates in certain countries. Regulatory and marketing approval in one country does not ensure regulatory and marketing approval in another, but a failure or delay in obtaining regulatory and marketing approval in one country may have a negative effect on the regulatory process in others and would impair our ability to market our current or future product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could adversely affect our business, financial condition, results of operations and prospects.

*The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

Any of our product candidates and any future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing and distribution of products. Rigorous preclinical studies, clinical trials, and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new product can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain, and subject to unanticipated delays. It is possible that none of our product candidates will obtain the regulatory approvals necessary for us to begin selling them.

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

In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a clinical trial. The FDA or other regulatory authorities may require that we conduct additional clinical, preclinical, manufacturing validation or drug product quality studies and submit those data before considering or reconsidering the application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA or other regulatory authorities for obtaining approval. If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.

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

Further, the FDA and its foreign counterparts may respond to any BLA or NDA that we may submit, including our BLA submission for miv-cel in SPS in the fourth quarter of 2026, by defining requirements that we do not anticipate. Such responses could delay clinical development of any of our product candidates or any future product candidates.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reform government program reimbursement methodologies for pharmaceutical products, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations, the prices of which will be effective starting January 1, 2027. On January 27, 2026, HHS announced its selection of 15 additional drugs covered by Part D and, for the first time, Part B for the third cycle of negotiations, as well as one previously negotiated drug for renegotiation. Negotiated prices for the third cycle will be effective starting January 1, 2028. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for any of our current and future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Although we received Fast Track designation for miv-cel for the treatment of patients with refractory lupus nephritis in May 2023, for miv-cel for the treatment of patients with myasthenia gravis, or MG, in December 2023 and for miv-cel for the treatment of patients with multiple sclerosis in January 2024 and RMAT designation for miv-cel for the treatment of SPS in July 2024, for the treatment of MG in August 2024 and for the treatment of naSPMS in August 2026, these designations do not assure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional FDA procedures. In addition, the FDA may withdraw a Fast Track or other accelerated review designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate. Access to an expedited program may expedite the development or approval process, but it does not change the standards for approval.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process. We received orphan drug designation from the FDA for miv-cel for the treatment of MG in April 2024 as well as from the EMA, for the treatment of SPS in August 2024, and for the treatment of systemic sclerosis in September 2024, but we may not be granted orphan drug designations for our product candidates in other indications in the U.S. or in other jurisdictions.

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

*We have received RMAT designation for miv-cel for the treatment of SPS, MG and naSPMS. These designations may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We received RMAT designation for miv-cel for the treatment of SPS in July 2024 and for the treatment of MG in August 2024. We also received RMAT designation for miv-cel in non-active secondary progressive multiple sclerosis, or naSPMS in August 2026.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA, was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or MDRP, are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, former President Biden signed the IRA into law, which, among other things, eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges or legislative modifications in the future. It is unclear how other such challenges or modifications, and any healthcare reform measures of the current U.S. administration, will impact the ACA and our business.

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

Additionally, on July 4, 2025, the One Big Beautiful Bill Act was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. The One Big Beautiful Bill Act also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Moreover, the American Rescue Plan Act of 2021, effective January 1, 2024, eliminated the statutory cap on rebate amounts owed by drug manufacturers under the MDRP, previously capped at 100% of the average manufacturer price for a covered outpatient drug.

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

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. The U.S. administration has taken steps to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if government shutdowns reoccur, any of these factors could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal data it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Additionally, the FTC’s Health Breach Notification Rule applies to health applications and other similar technologies and has expanded breach notification requirements, which may add additional complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported within four business days after determining that an incident is material.

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

Risks Related to Our Reliance on Third Parties

*We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator-initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, or become more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.

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

We completed our first BLA submission in the fourth quarter of 2026 and have limited experience as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each indication to establish the product candidate’s safety or efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities.

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

Additionally, our CMOs may experience difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to participants in preclinical and clinical trials, or to provide product for treatment of participants if approved, would be jeopardized. For example, the current U.S. administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the current U.S. administration has initiated and continues to consider imposing additional tariffs on certain foreign goods. Related to this action, certain foreign governments, including Canada and China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the current U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and increase the cost of materials purchased to manufacture our product candidates.

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

*We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, which may be important to our business. If we are unable to enter into new collaborations, or if these or any of our current collaborations are not successful and we fail to realize the benefits of such collaborations or licensing arrangements, our business, results of operations and financial condition could be adversely affected.

A part of our strategy is to strategically evaluate and, as we deem appropriate, enter into additional partnerships in the future, including potentially with major biotechnology or pharmaceutical companies. Although we are progressing launch readiness activities in anticipation of a potential FDA approval of miv-cel in SPS, we have limited capabilities for product development and do not yet have full capabilities for commercialization. Accordingly, we may continue to enter into collaborations with other companies in the future to provide us with important technologies and funding for our programs and technology. Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

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

We have experienced volatility in our stock price. For example, from January 1, 2025 to December 31, 2025, our closing stock price ranged from $1.83 to $10.82 per share, and from January 1, 2026 to September 30, 2026, our closing stock price ranged from $6.80 to $11.25 per share. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. See the risk factor under the heading “We or our directors or officers may be subject to securities litigation, which is expensive and could divert management attention” above for a discussion of a securities class action complaint in which we are currently named as a defendant.

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

Pursuant to our 2024 Equity Incentive Plan, or our 2024 Plan, our management is authorized to grant stock options to our employees, directors and consultants. As of September 30, 2026, we had 4,241,250 shares of common stock available for future issuance under our 2024 Plan. Additionally, the number of shares of our common stock reserved for issuance under the 2024 Plan will automatically increase on January 1st of each year, continuing through and including January 1, 2034, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In accordance with the foregoing, on January 1, 2026, an aggregate of 3,019,494 shares of our common stock were added to the reserve of shares available for future issuance under the 2024 Plan. Additionally, pursuant to our Amended and Restated 2024 Inducement Equity Incentive Plan, or our Inducement Plan, our management is authorized to grant equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to our prospective employees provided that certain criteria are met. As of September 30, 2026, we had 338,866 shares of common stock available for future issuance under our Inducement Plan. Unless our board of directors or a committee thereof elects not to increase the number of shares available for future grant each year under the 2024 Plan or Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On March 26, 2026, we filed a shelf Registration Statement on Form S-3 (File No. 333-294645), or the 2026 Shelf Registration Statement, that became effective on April 2, 2026 and allows us to undertake various equity and debt offerings for an aggregate amount of up to $300.0 million. In addition, on March 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $100.0 million in shares of our common stock pursuant to the 2026 Shelf Registration Statement, or the ATM Prospectus. As of September 30, 2026, $200.0 million remains available under the 2026 Shelf Registration Statement and $90.7 million remains available and allocated for sale under the ATM Prospectus.

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

As of November 6, 2026, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 35.6% of our outstanding common stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of September 30, 2026, we estimate that we have used all of the proceeds from the IPO, and such proceeds have been used for general corporate purposes, including to fund the clinical development of miv-cel and our other clinical and preclinical activities, as well as operating expenses.

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
10.1†

First Amendment to Loan and Security Agreement, entered into as of July 8, 2026 and made effective as of June 30, 2026, by and among Kyverna Therapeutics, Inc., Oxford Finance LLC, as collateral agent, and the lenders named therein or otherwise a party thereto from time to time (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2026).

10.2*†	Clinical and Commercial Supply Agreement, dated July 23, 2026, between Kyverna Therapeutics, Inc. and ElevateBio Basecamp, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit (indicated by [… * * *…]) have been omitted because the Registrant has determined that the information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYVERNA THERAPEUTICS, INC.

Date: November 12, 2026	By:	/s/ Warner Biddle
Warner Biddle
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Gregory Martini
Gregory Martini
Chief Financial Officer (Principal Financial and Accounting Officer)